Form 10-Q
period 2013-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2013-11-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________

000-54987
(Commission File Number)

Strategic Environmental & Energy Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	02-0565834
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

7801 Brighton Road
Commerce City, Colorado 80022
(Address of principal executive offices including zip code)

303-295-6297
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer“, “accelerated filer“ and “small reporting company“ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒

As of September 30, 2013, the Registrant had 43,490,095 shares outstanding of its $.001 par value common stock.

1

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	Unaudited	*
ASSETS
Current assets:
Cash	$304,000	$70,400
Cash – restricted	24,200	220,000
Accounts receivable, net of allowance of $79,400 and $92,900, respectively	1,465,600	1,173,800
Costs and estimated earnings in excess billings on uncompleted contracts	73,600	35,500
Inventory- supplies	16,800	46,000
Inventory held for sale	164,700	—
Prepaid expenses and other assets	113,000	41,600
Total current assets	2,161,900	1,587,300

Property and equipment, net	1,038,800	752,100
Intangible assets, net	400,500	450,900
Other assets	9,500	9,400
TOTAL ASSETS	$3,610,700	$2,799,700

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,655,500	$1,323,300
Accrued liabilities	601,800	499,100
Billings in excess of costs and estimated earnings on uncompleted contracts	197,300	327,400
Current portion of payroll taxes payable	255,000	335,400
Current portion of notes payable and capital lease obligations	314,800	319,800
Notes payable - related parties, including accrued interest	195,800	190,400
Total current liabilities	3,220,200	2,995,400

Payroll taxes payable, net of current portion	717,900	745,400
Notes payable and capital lease obligations, net of current portion	343,300	281,600
Total liabilities	4,281,400	4,022,400

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	—	—
Common stock; $.001 par value; 70,000,000 shares authorized; and 43,490,100 40,229,300 shares issued and outstanding 2013 and 2012, respectively	43,500	40,300
Common stock subscribed	50,000	100,000
Additional paid-in capital	11,507,000	10,532,200
Stock subscription receivable	(50,000)	(100,000)
Accumulated deficit	(11,854,900)	(11,595,500)
Non-controlling interest	(366,300)	(199,700)
Total stockholders’ deficit	(670,700)	(1,222,700)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,610,700	$2,799,700
*These numbers were derived from the audited financial statements for the year ended December 31, 2012.    See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Products	$581,200	$429,000	$2,543,300	$977,500
Services	2,517,300	1,735,900	5,954,300	3,775,400
Total revenue	3,098,500	2,164,900	8,497,600	4,752,900

Operating expenses:
Products costs	337,100	295,400	1,634,900	737,300
Services costs	1,707,500	985,600	3,989,900	2,292,800
Selling, general and administrative expenses	1,134,900	1,205,200	3,252,700	3,036,300
Total operating expenses	3,179,500	2,486,200	8,877,500	6,066,400

Loss from operations	(81,000)	(321,300)	(379,900)	(1,313,500)

Other income (expenses):
Interest income	—	—	4,000	—
Interest expense	(34,600)	(133,100)	(87,900)	(270,200)
Penalties and late fees	(1,500)	(6,200)	(4,900)	(18,500)
Gain (loss) on conversion of debt to equity	(300)	—	(300)	305,800
Gain (loss) on debt settlement	—		8,500
Other	(5,300)	—	34,500	—
Total non-operating income (expenses), net	(41,700)	(139,300)	(46,100)	17,100

Net loss	(122,700)	(460,600)	(426,000)	(1,296,400)
Less: Net loss attributable to non-controlling interest	52,100	97,700	166,600	102,300
Net loss attributable to SEER common stockholders	$(70,600)	$(362,900)	$(259,400)	$(1,194,100)

Net loss per common share attributable to SEER common stockholders, basic and diluted	*	$(.01)	$(.01)	$(.04)

Weighted average shares outstanding – basic and diluted	43,486,671	35,324,733	42,530,774	30,660,280

* Less than $.01 per share

See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(426,000)	$(1,296,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	24,500	101,600
Depreciation and amortization	275,900	247,100
Stock-based compensation expense	87,600	581,100
Amortization of debt discount	2,000	99,900
Gain on extinguishment of debt	(8,500)	(305,800)

Changes in operating assets and liabilities:
Cash – restricted	195,800	(312,400)
Accounts receivable	(316,300)	(850,900)
Costs in Excess of billings on uncompleted contracts	(38,100)	107,200
Inventory and Inventory held for sale	(135,500)	(40,600)
Prepaid expenses and other assets	(104,400)	(55,100)
Accounts payable	340,700	70,600
Accrued liabilities and related party notes payable accrued interest	111,400	181,400
Billings in excess of revenue on uncompleted contracts	(130,000)	194,400
Payroll taxes payable	(107,900)	(42,200)
Net cash used in operating activities	(228,800)	(1,320,100)
Cash flows from investing activities:
Purchase of property and equipment	(355,800)	(66,200)
Purchase of intangibles	(13,400)	—
Proceeds the sale of property and equipment	—	—
Net cash used in investing activities	(369,200)	(66,200)
Cash flows from financing activities:
Proceeds from notes payable and related party notes payable	50,000	575,000
Payments of notes payments and capital lease obligations	(100,300)	(235,200)
Payments of related party notes payable and accrued interest	(3,400)	(54,000)
Proceeds from subscription receivable	100,000	—
Proceeds from the sale of common stock and warrants, net of expenses	785,300	1,090,000
Net cash provided by financing activities	831,600	1,375,800
Net increase (decrease) in cash	233,600	(10,500)
Cash at the beginning of period	70,400	81,100
Cash at the end of period	304,000	$70,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,000	$144,000
Conversion of accounts payable and accrued expenses to notes payable	—	$66,900
Discount on note payable	$(4,900)	$(99,900)
Purchase of assets under capital leases	—	$121,300
Purchase of assets through note payable	$110,000	—

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. (“SEER“, “we“ or the “Company“), a Nevada corporation, is a provider of industrial products and services in the environmental, energy, and rail transportation sectors.  SEER has three wholly-owned operating subsidiaries which provide industrial services to companies in the petroleum, industrial, manufacturing, and medical industries:  REGS, LLC (d/b/a Resource Environmental Group Services (“REGS“)) provides mobile cleaning services to refineries and other entities in Colorado, Wyoming, Oklahoma, Kansas and Utah and also operates a site in Utah, on behalf of another company, to treat frac and produced water resulting from oil and gas exploration;  Tactical Cleaning Company, LLC (“TCC“) provides cleaning services to railcar tankers from its sites in Colorado and Kansas; MV, LLC (“MV“), located in Colorado, designs and builds emission and odor control units for refineries, food, beverage & agricultural businesses municipalities and other corporate entities.MV also treats biogas streams, primarily from large digesters and in landfill operations, for beneficial use and renewable energy; and two majority-owned subsidiaries, Paragon Waste Solutions, LLC (“PWS“) an operating company formed in November 2010, owned 54% by SEER (see Note 7) that is developing specific opportunities to deploy and commercialize certain patent-pending technologies for a cold plasma oxidation process that makes possible the clean destruction of hazardous chemical and biological waste (i.e., hospital red bag waste) without traditional incineration with harmful emissions and BeneFuels, LLC (“BeneFuels“), formed in February 2013, is owned 85% by SEER and was formed to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles.  BeneFuels had no operations as of September 30, 2013.

In April 2013, MV Technologies, Inc (“MV“) and RCM International, LLC (“RCM“) entered into a Joint Development and Marketing Agreement to develop, implement, market and distribute certain hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture“). Operations to date of the Joint Venture have been limited to formation activities.

RCM shall supply, under license to MV for use in the Joint Venture only, RCM biological scrubber technology and MV shall supply, under license to RCM for use in the Joint Venture only, MV Technology, including its products marketed under the H2SPlus™ System trademark or trade name. The sale of biogas conditioning products having  both biological and chemical scrubber components by either party will be subject to a royalty of up to 17% due to the joint venture.

Paragon successfully completed the installation of its first commercial solid-waste CoronaLux™ destruction system in Broward County, Florida with a medical waste treatment company in October 2013. Paragon has entered into an exclusive licensing agreement with the customer granting it the right to install Paragon’s patent-pending systems throughout Florida. With Paragon’s assistance, the customer received in August 2013 its “Final Permit“ to install the system.  As part of the permit process, both Broward County and the State of Florida, Department of Health, mandated and directed extensive testing of the technology all of which has been completed successfully.  Paragon expects the final air quality permit from the State to be issued by the end of 2013 and then commence full commercial operations for regulated medical waste (RMW) destruction.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly-owned subsidiaries, REGS, TCC and MV and its majority-owned subsidiaries PWS and BeneFuels, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of presentation Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Basis of presentation Unaudited Interim Financial Information, continued

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC“). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-12G/A filed on August 12, 2013 for the years ended December 31, 2012 and 2011.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of intangible assets; valuation allowances and reserves for receivables and inventory and deferred income taxes; revenue recognition related to contracts accounted for under the percentage of completion method; share-based compensation; and loss contingencies, including those related to litigation.  Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in September 30, 2012 consolidated financial statements have been reclassified to conform to the September 30, 2013 presentation. This reclassification had no effect on net loss, total assets, total liabilities or total stockholders’ equity, as previously reported.

Research and Development

Research and development costs are charged to expense as incurred.  Such expenses were $31,800, $211,600, for the three months ended September 30, 2013 and 2012, respectively and $167,600 and $218,400 for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC“) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company‘s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not“ recognition threshold at the effective date to be recognized. During the three months and nine months ended September 30, 2013 and 2012 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2013 and December 31, 2012. The Company expects no material changes to unrecognized tax positions within the next twelve months.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has filed federal and state tax returns through December 31, 2011 but has not filed its return for 2012.  The tax periods for the years ending December 31, 2008 through 2012 are open to examination by federal and state authorities. The Company has not been contacted by federal and state taxing authorities regarding these open tax periods although there can be no assurance they will not commence investigative procedures. Since we have had significant operating losses for the open years we do not believe that taxes owed, if any, would be material. The income tax returns for the year ended December 31, 2012 is in the process of being prepared by independent certified public accountants.

Recently issued accounting pronouncements

New Accounting Pronouncements Implemented

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.  The Company considers the applicability and impact of all new or revised ASU’s.

In July 2012, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU“) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective January 1, 2013 did not materially impact our condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB“) issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013, and it did not have any effect on our consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not impact our condensed consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recently issued accounting pronouncements, continued

New Accounting Pronouncements to be Implemented

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that the adoption will have on the determination or reporting of its financial results.

New Accounting Pronouncements to be Implemented, continued

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward  in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. We are currently assessing the impact of this guidance, if any, on our condensed consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30,	December 31,
	2013	2012

Field and shop equipment	$1,301,400	$1,051,900
Vehicles	516,700	382,500
Furniture and office equipment	25,200	24,500
Leasehold improvements	55,500	55,500
	1,898,800	1,514,400
Less: accumulated depreciation and amortization	(860,000)	(762,300)
Property and equipment, net	$1,038,800	$752,100

Depreciation expense and amortization of leasehold improvements was $74,500 and $59,300, respectively, for the three months ended September 30, 2013 and 2012, and was $212,000 and $183,300, respectively, for the nine months ended September 30, 2013 and 2012.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30,	December 31,
	2013	2012

Field and shop equipment	$131,500	$148,500
Less: accumulated amortization	(34,300)	(29,500)
	$97,200	$119,000

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2013
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(32,400)	$10,100
Technology	712,100	(348,200)	363,900
Trade name	54,600	(41,600)	13,000
Patents Pending	13,500	—	13,500

	$822,700	$(422,200)	$400,500

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(27,800)	$14,700
Technology	712,100	(294,700)	417,400
Trade name	54,600	(35,800)	18,800

	$809,200	$(358,300)	$450,900

The estimated useful lives of the intangible assets range from seven to ten years.  Amortization expense was $21,300 and $21,300 for the three months ended September 30, 2013 and 2012, respectively and was $63,800 and $63,800 for the nine months ended September 30, 2013 and 2012, respectively.  The estimated aggregate amortization expense for each of the next five years is as follows:

Remaining 2013	$21,300
2014	85,100
2015	77,000
2016	71,200
2017	71,200
Thereafter	61,300
$387,000

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2013	2012

Accrued compensation	$456,900	$385,100
Accrued interest	73,800	61,600
Accrued warranty reserve	26,500	30,700
Other	44,600	21,700
	$601,800	$499,100

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2013	2012

Revenue Recognized	$373,800	$63,800
Less: Billings to date	(300,200)	(28,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	$73,600	$35,500

Billings to date	$709,200	$775,800
Revenue recognized	(511,900)	(448,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$197,300	$327,400

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In November 2010, the Company and Black Stone Management Services, Inc. (“Black Stone”) formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. In September 2012, the Company and Black Stone each allocated 10% of their respective membership units in PWS to two individuals, one of which is an officer of the Company and one which is a shareholder of the Company and an officer of a subsidiary. There was no value to the units at the time of the allocation.  In 2013, Blackstone exchanged 10% of their membership units in PWS with a third party consultant in exchange for equity interests in unrelated entities and 875,000 shares of the Company’s common stock.  As of September 30, 2013, the Company owns 54% of the membership units, Black Stone 26% of the membership units, a third party consultant 10% and two individuals, one of which is an officer of the Company and one who is a shareholder, each own 5% each of the membership units.

In August, 2011, the Company acquired certain waste destruction technology intellectual property (the “IP”) from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000.  We estimated the useful life of the IP at ten years, which was consistent with the useful life of other technology included in our intangible assets, and management’s initial assessment of the potential marketability of the IP.

In March 2012, the Company entered into an Irrevocable License and Royalty Agreement (“Royalty Agreement”) with PWS whereby we will license to PWS the IP acquired in August 2011 (see above) in exchange for a royalty of 5% of any and all revenues generated by PWS.  The term of the agreement shall continue for a period not to exceed the life of the patent or patents filed by the Company.  Royalty payment are due 30 days after the end of every quarter as long as the agreement is in effect.  As of September 30, 2013 PWS has not generated any revenues and as such no payments are due to the Company.

Since its inception through September 30, 2013 we have provided approximately $879,000 in funding to PWS for operating expenses and further development and construction of a prototype commercial waste destruction unit.  Black Stone has made no capital contributions or other funding to PWS.  The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

NOTE 8 - PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS became delinquent for unpaid federal employer and employee payroll taxes and accrued interest and penalties related to the unpaid payroll taxes. Additionally, REGS had amounts outstanding for certain unpaid state payroll taxes and accrued interest and penalties applicable to 2012 and 2011. All interest and penalties related to the delinquent federal and state payroll taxes are included in the section labeled “other income and expenses” in the consolidated statement of operations. Additionally, the IRS has filed a notice of federal tax lien against certain of our assets to satisfy the obligation. The IRS is to release this lien if and when we pay the full amount due.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In September 2011, REGS received approval from the IRS to begin paying our outstanding federal payroll tax and related interest and penalties liabilities totaling approximately $971,000, for the aforementioned years in installments (the “Installment Plan”).  Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability is paid in full.  Through the duration of the Installment Plan, the IRS continues to charge penalties and interest at statutory rates.  If the conditions of the Installment Plan are not met, the IRS may cancel it and may demand the outstanding liability to be repaid through a levy on income, bank accounts or other assets, or by seizing certain of our assets.  Additionally, the IRS has filed a notice of federal tax lien against certain of our assets to satisfy the obligation.  The IRS is to release this lien if and when we pay the full amount due. Two of the officers’ of the Company also have liability exposure for a portion of the taxes if REGS does not pay them.

In May 2013, the Company filed an Offer in Compromise with the IRS to reduce its outstanding liability to $250,000.  While the Offer in Compromise is under review by the IRS, the Company requirement to pay $25,000 a month under the Installment Plan is suspended.  There can be no assurance that the Offer in Compromise will be accepted by the IRS.

	September 30, 2013	December 31, 2012

Federal payroll tax, interest, penalties	$955,400	$1,045,000
State payroll tax, interest, penalties	17,500	35,400
Total	$972,900	$1,080,000

NOTE 9 – DEBT

In June 2011, we issued an unsecured promissory note to a third party in the amount of $40,000 (the “June 2011 Note”) bearing interest at a rate of 10% per annum and a three year warrant to purchase 13,000 shares of our common stock at an exercise price of $1.00 per share.  In addition, a second note payable, to the same third party, in the amount of $25,000 plus $3,000 of accrued interest was also converted into the June 2011 Note, resulting in a new principal balance of $68,000.  Principal payments were due beginning November 2011 and the June 2011 Note is in default as of December 31, 2012, as no payments have been made to date.  We valued the warrant at $170 using the Black-Scholes model and recorded this amount as a debt discount.  The debt discount was fully amortized during 2011.

In December 2011, we issued a secured promissory note to a third party in the amount of $50,000 (the “December 2011 Note”) bearing interest at 18% per year, secured by certain assets in TCC and a five year warrant to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share. We valued the warrant at $5,749 using the Black-Scholes model and recorded this amount as a debt discount.  The December 2011 Note was paid in full in June 2012.

The Company entered into a loan agreement evidenced by a convertible secured promissory note with Advanced Technology Materials, Inc. on February 14, 2012.  The amount of the convertible secured promissory note is $225,000.  The loan agreement allows for an additional $225,000 to be borrowed upon meeting certain defined milestones and stipulates the Company provide the lenders, among other things, a security agreement which also identifies the collateral, a registration rights agreement granting piggy-back registration rights to the lender, a development agreement and use the loan proceeds for projects and transactions contemplated in the term sheet and development agreement.  The note bears interest at 5 percent per annum.  The entire loan and/or unpaid balance of the loan and accrued interest can be converted into the Company’s common stock at $0.50 per share at any time at the option of the holder.  However, if the lender does not convert any of the principal or interest into common stock then $112,500 of principal plus accrued interest will be due on demand on or after December 31, 2014.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

Debt as of September 30, 2013 and December 31, 2012, was comprised of the following:

	2013	2012

June 2011 Note (See above)	$68,000	$68,000

Note payable dated February 2012, interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $.50 per share.	225,000	225,000

Promissory note dated April 2008, secured by certain of our assets, bearing interest at 6.65% per annum; 60 monthly payments of $14,276, maturing April 2013.	—	70,200

Promissory note dated December 2009, unsecured, bearing interest at 6% per annum, six monthly payments ranging from $10,000 to $25,000 commencing February 2010, balloon payment for outstanding balance due July 2010. The promissory note is in default as of December 31, 2012 and 2011.	104,200	104,200

Promissory note dated November 2010, unsecured, bearing interest at 8% per annum, balloon payment for outstanding balance due October 2011. The promissory note is in default as of December 31, 2012 and 2011.	25,000	25,000

Convertible note, unsecured, dated August 2013, bearing interest at 8% per annum, due December 31, 2013 (See Note 11)	50,000	—

Note payble for purchase of certain equipment, twenty-four payments of $4,583, due August 15, 2015. The note payable is secured by the certain equipment.	110,000	—

Capital lease obligations, secured by certain assets, maturing September 2011 through August 2016	78,900	109,000

Debt discount	(3,000)
Total notes payable and capital lease obligation	658,100	601,400
Less: current portion, including debt discount	(314,800)	(319,800)
Notes payable and capital lease obligation, long-term	$343,300	$281,600

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

In February 2011, we executed a secured, promissory note with one of our officers in the amount of $50,000 (the “2011 Officer Note”).  The 2011 Officer Note is secured by certain assets in MV and bears interest at 8% per annum and was originally due on August 15, 2011.  It is currently due on demand.  As additional consideration, we issued to the officer a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $0.60 per share.  We valued the warrant at approximately $6,000 using the Black-Scholes model and recorded this amount as a debt discount.  The debt discount was fully amortized during 2011.

Notes payable, related parties and accrued interest due to certain related parties as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012

Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; due on demand, in default	$97,000	$97,000

Note payable due to President of our subsidiary, REGS, interest at 8% per annum, originally due February 2009, in default	800	4,200

2011 Officer Note (see description above), in default	50,000	50,000

Accrued interest	48,000	39,200

	$195,800	$190,400

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

NOTE 11 – EQUITY TRANSACTIONS

In December 2012, we initiated a new sale of units in a private placement.  Each unit was priced at $50,000 and was comprised of 200,000 shares and 100,000 warrants.  Each warrant is exercisable for a period of three years at an exercise price of $.50 per share. For the nine months ended September 30, 2013 we sold 15.7 units (3,141,200 shares) for proceeds of $785,300.

For the nine months ended September 30, 2013 we issued 100,000 shares of common stock valued at $60,000 ($.60 per share) for services.

For the nine months ended September 30, 2013 we issued 14,461 shares of common stock upon the cashless exercise of 45,900 common stock options.

For the nine months ended September 30, 2013, we issued 550,000 common stock options exercisable at prices ranging from $.70 to $.715.  The options vest over three years and are exercisable for four years from the date of issuance.

In August 2013, the Company received $50,000 in return for issuing convertible debt. The convertible debt bears interest at 8% per annum and is due December 31, 2013.  As an inducement to enter into the convertible debt, the convertible note holder received 5,000 shares of common stock and warrants to purchase 5,000 shares of common stock at $.75 per share exercisable for a period of 3 years. The convertible debt also contained a conversion feature whereby the payee has the option to convert the note and any accrued and unpaid interest to common stock at a rate of $.75 per share. The proceeds from the convertible debt was allocated to the common stock and warrants based on their relative fair values and the intrinsic value on the embedded conversion feature resulted in an increase in additional paid in capital and a debt discount of $4,900.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the warrants was approximately $1,500 using the Black-Scholes Option Pricing Model and the fair value of the common stock was approximately $3,400, based on cash selling price.  The convertible note and accrued interest was repaid in October 2013.

Non-controlling Interest

The non-controlling interest presented in our condensed consolidated financial statements reflects a 46% non-controlling equity interest in PWS (see Note 7).  Net loss attributable to non-controlling interest, as reported on our condensed consolidated statements of operations, represents the net loss of PWS attributable to the non-controlling equity interest. The non-controlling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet.

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the three months and nine months ended September 30, 2013 that represented approximately 53% and 41%, respectively, of our total sales. We had sales from operations to three customers for the three months September 30, 2012 that represented approximately 49% of our sales and we had sales from operations to one customer for the nine months September 30, 2012 that represented approximately 24% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

NOTE 13 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive.  For all years presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective years.  Accordingly, basic shares equal diluted shares for all years presented.

Potentially dilutive securities were comprised of the following:

	Nine Months Ended September 30,
	2013	2012

Warrants	6,386,100	5,864,500
Options	2,738,100	2,234,000
Convertible notes payable	225,000	225,000
	9,349,200	8,323,500

NOTE 14 - ENVIRONMENTAL MATTERS AND REGULATION

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund Act”, the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act (“TSCA”).

Pursuant to the EPA’s authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities.  Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air.  Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities occasionally have been cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified four segments as follows:

REGS	Industrial Cleaning
TCC	Rail Car Cleaning
MV	Environmental Solutions
PWS	Solid Waste

BeneFuels is not currently operating but when operations commence would be part of the Environmental Solutions segment.

The composition of our reportable segments is consistent with that used by our chief operating decision maker to evaluate performance and allocate resources.  All of our operations are located in the U.S.  We have allocated corporate selling, general and administrative expenses, interest expense, depreciation and amortization and stock-based compensation to the segments based on a percentage of a segment’s revenue to total consolidated revenue.  All intercompany transactions have been eliminated.

Segment information for the three months ended September 30, 2013 and 2012 is as follows:

2013	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,807,500	$709,800	$581,200	—	—	$3,098,500
Depreciation and amortization (1)	$56,000	$5,100	$32,100	—	$2,500	$95,700
Interest expense	$21,800	$8,700	$2,100	—	$2,000	$34,600
Stock-based compensation	—	—	—	—	$76,600	$76,600
Net income (loss)	$203,600	$114,400	$45,300	$(113,400)	$(372,600)	$(122,700)
Capital expenditures (cash and noncash)	$123,500	—	$4,700	$29,800	—	$158,000
Total assets	$1,911,800	$565,600	$881,600	$165,400	$86,300	$3,610,700

2012	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$985,100	$750,800	$429,000	—	—	$2,164,900
Depreciation and amortization (1)	$8,000	$41,500	$28,600	—	$2,500	$80,600
Interest expense	$21,600	$9,700	$2,800	—	$99,000	$133,100
Stock-based compensation	—	—	—	—	$111,900	$111,900
Net income (loss)	$43,700	$170,700	$0	$(212,400)	$(462,600)	$(460,600)
Capital expenditures (cash and noncash)	$5,000	—	$14,200	—	—	$19,200
Total assets	$1,455,400	$559,600	$958,800	$600	$112,000	$3,086,400
(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the nine months ended September 30, 2013 and 2012 is as follows:

2013	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$4,152,300	$1,802,000	$2,543,300	—	—	$8,497,600
Depreciation and amortization (1)	$156,800	$16,200	$95,300	—	$7,500	$275,800
Interest expense	$39,000	$27,800	$7,100	—	$14,000	$87,900
Stock-based compensation	—	—	—	—	$87,600	$87,600
Net income (loss)	$381,600	$230,700	$336,100	$(362,000)	$(1,012,400)	$(426,000)
Capital expenditures (cash and noncash)	$498,800	—	$13,400	$131,700	—	$643,900
Total assets	$1,911,800	$565,600	$881,600	$165,400	$86,300	$3,610,700

2012	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$2,028,100	$1,747,300	$977,500	—	—	$4,752,900
Depreciation and amortization (1)	$130,100	$22,700	$86,800	—	$7,500	$247,100
Interest expense	$98,900	$39,500	$7,600	—	$124,300	$270,300
Stock-based compensation	—	—	—	—	$581,100	$581,100
Net income (loss)	$(146,700)	$283,000	$(120,700)	$(222,500)	$(1,089,500)	$(1,296,400)
Capital expenditures (cash and noncash)	$6,300	$122,900	$58,300	—	—	$187,500
Total assets	$1,455,400	$559,600	$958,800	$600	$112,000	$3,086,400
(1)      Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after September 30, 2013 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Effective November 6, 2013 Christopher H. Dieterich resigned as Secretary and J. John Combs III, CEO of the Company was appointed as Secretary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the Condensed Consolidated  Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10/A filed on August 12, 2013. Certain statements made in our discussion may be forward looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Report on Form 10/A  filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report.  Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

SEER BUSINESS OVERVIEW

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc (“SOZG”). In March 2008, SOZG consummated a reverse merger with a non-public operating company called Strategic Environmental & Energy Resources, Inc., also a Nevada Corporation. SOZG name was changed to Strategic Environmental & Energy Resources, Inc. SEER is dedicated to assembling complementary service and product businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries.  SEER currently operates four companies with three offices in the western and mid-western U.S.  Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S.  Each of the four operating companies is discussed in more detail below.

The Company’s domestic strategy is to grow internally through SEER’s existing customer base and subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services.  At the same time, SEER intends to increase sales of new and patent-pending technologies into the growing markets of vapor/emission capture and control, renewable “green gas” capture and sale, Compressed Natural Gas (“CNG”) fuel generation for fleet use, as well as medical and pharmaceutical waste destruction.  Many of SEER’s current operating companies share customer bases and each provides truly synergistic services and products.

The company now owns and manages four operating entities and one newly formed entity that has no operations to date.

  Subsidiaries

REGS, LLC d/b/s Resource Environmental Group Services (“REGS”): (operating since 1994) provides general industrial cleaning services and waste management into many industry sectors but focuses on oil & gas production (upstream) (particularly water treatment services in the oil & gas fields) and refineries (downstream), but also services other sectors such as hospitals, universities and state/federal agencies.

Tactical Cleaning Company, LLC (“TCC”):  (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt.

MV, LLC (“MV”): (operating since 2003) MV is an engineering/technology oriented company that designs and sells odor, vapor, and emission control systems for use in oil and gas production, refining, and biogas conversion in agricultural, food and beverage and landfill applications.

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is a recently-formed operating company that is expected to deliver during the third quarter of 2013, the initial prototype unit intended to demonstrate its patent-pending technology, currently under review by the US patent Office, based on a “cold plasma” oxidation process. This process involves gasification of the solid waste and then a cold plasma oxidation process that makes possible the destruction of hazardous chemical and biological waste via a low temperature and low oxygen pyrolytic process. The patent application is currently under review by the US Patent Office. The term cold plasma refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. PWS believes that this CoronaLux™ Technology, designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) should eliminate the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

Benefuels, LLC (“BeneFuels”): (formed February 2013) owned 85% by SEER is a newly formed division created  to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. BeneFuels had no operations as of May 31, 2013. We do not expect BeneFuels to commence operations until the fourth quarter of 2013.

SEER’s Financial Condition

 The Company has experienced recurring losses, and has accumulated a deficit of approximately$11.8 million as of September 30, 2013 and  $11.6 million as of December 31, 2012 and for the years ended December 31, 2012, and 2011, we incurred net losses, before non-controlling interest, of approximately $1.7 million and $1.57 million, respectively.  For the three months and nine months ended September 30, 2013 we incurred a net loss, before non-controlling interest, of $122,700 and $460,600, respectively. As of December 31, 2012 and 2011, our current liabilities exceeded our current assets by $1.4 million and $2.4 million, respectively, and our total liabilities exceeded our total assets by $1.2 million and $2 million, respectively. As of September 30, 2013 our current liabilities exceed our current assets by $1.1 million and our total liabilities exceeded our total assets by $670,000.

Realization of a major portion of our assets as of December 31, 2012 and September 30, 2013, is dependent upon our continued operations.  Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern.  In 2012, we raised approximately $1.3 million through the sale of common stock and converted approximately $.5 million in debt to equity. In addition, we have focused on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions.  We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability.  We also increased our business development efforts in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. For the period January 1, 2013 through September 30, 2013, we raised approximately $885,000 in equity financing through the sale of common stock and management plans to raise additional equity financing through the sale of common stock. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from the expected sale of common stock in 2013 will be sufficient to allow the Company to maintain its operations through December 31, 2013 and into the foreseeable future.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

 Total revenues were $3.1 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. The increase of approximately $900,000 or 41% in revenues comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012 is primarily attributable to increases in revenues from our industrial cleaning and environmental solutions segments offset by a slight decrease in revenues from our railcar cleaning segment. Our environmental solutions segment revenue increased by approximately $152,000 comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012 as a result of additional projects. Our industrial cleaning segment revenues increased $822,000 comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012, and the increase is partially attributable to the cyclical nature of tank cleaning in the refining industry but mostly from a recovery from an interruption of service from a major client who had a change of ownership in late 2011.  The change in ownership had a negative impact of revenues in early 2012. Our railcar cleaning segment revenues decreased approximately $41,000 comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012, and the decrease is attributable to a decrease in the number of railcars.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, was $3.2 million for the quarter ended September 30, 2013 compared to $2.5 million for the quarter ended September 30, 2012.  The 43% increase in revenues from the quarter ended September 30, 2012 to 2013 resulted in a 60% increase in product and service costs.  Service costs as a percentage of service revenues was 68% for the quarter ended September 30, 2013 compared to 57% for the quarter ended September 30, 2012.  The increase is attributable to the product mix in the railcar cleaning segment.  Product costs as a percentage of product revenues increased comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012 primarily due to recurring projects with lower margins. SG&A expense decreased from approximately $1.2 million the quarter ended September 30, 2012 to approximately $1.1 for the quarter ended September 30, 2013. The decrease in 2013 compared to 2012 is primarily due to a decrease in common stock issued for services in 2013 compared to 2012 (a reduction of approximately $35,000), a reduction in costs of PWS in 2013, offset by an increase in salaries and wages in 2013. PWS was a newly formed entity and SG&A costs were $113,400, which includes $30,600 in research and development, for the quarter ended September 30, 2013 compared to $212,400 in SG&A costs, which includes $211,200 in research and development, for the quarter ended September 30, 2012.  In addition, salaries and wages (including bonuses), the single largest component of SG&A, increased from $330,900 for the quarter ended September 30, 2012 to $448,300 the quarter ended September 30, 2013.

Total non-operating other income (expense), net was $(41,700) for the quarter ended September 30, 2013 compared to $(139,300) for the quarter ended September 30, 2012.   The primary reason for the decrease in interest expense, a component of non-operating other income (expense) is the reduction in amortization of debt discount comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012.

There is no provision for income taxes for both the quarter ended September 30, 2013 and 2012, due to our net losses for both periods.

Net loss, before non-controlling interest, for the quarter ended September 30, 2013 was $122,700 compared to a net loss, before non-controlling interest, of $460,600 for the quarter ended September 30, 2012.  The net loss attributable to SEER after deducting $52,100 for the non-controlling interest was $70,600 for the quarter ended September 30, 2013 as compared to $358,500 for the quarter ended September 30, 2012.  As noted above the increase in revenue, the reduction in SG&A costs and the reduction in interest expense were the primary reasons the substantial reduction in the net loss comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2012.

Results of Operations for the Nine months ended September 30, 2013 and 2012

Total revenues were approximately $8.5 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of approximately $3.7 million or 79% in revenues comparing the nine months ended September 30, 2013 to the quarter ended September 30, 2012 is primarily attributable to the increases in revenues from our industrial cleaning and environmental solutions segments.  Our environmental solutions segment revenue increased by approximately $1.6 million comparing 2013 to 2012 as a result of additional projects. Our industrial cleaning segment revenues increased approximately $2.1 comparing 2013 to 2012, and the increase is attributable to the cyclical nature of tank cleaning in the refining industry and a recovery from an interruption of service from a major client who had a change of ownership in late 2011.  The change in ownership had a negative impact of revenues in early 2012.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, was $8.9 million for the nine months ended September 30, 2013 compared to $6.1 million for the nine months ended September 30, 2012.  The 79% increase in revenues from the nine months ended September 30, 2012 to 2013 resulted in an 86% increase in product and service costs.  Service costs as a percentage of service revenues was 67% for the nine months ended September 30, 2013 compared to 61% for the nine months ended September 30, 2012.  The increase in service costs is attributable to the product mix in the railcar cleaning segment.  Product costs as a percentage of product revenues improved comparing the nine months ended September 30, 2013(64%), to the nine months ended September 30, 2012 (75%) primarily due to additional projects with higher margins. SG&A expense increased from approximately $3.0 million the nine months ended September 30, 2012 to approximately $3.3 for the nine months ended September 30, 2013. The increase in 2013 compared to 2012 is primarily due to a significant decrease in common stock issued for services in 2013 compared to 2012, offset by the increase in costs of PWS in 2013 and an increase in salaries and wages in 2013. Stock issued for services decreased from $511,000 for the nine months ended September 30, 2012 to $60,000 for the nine months ended September 30,

2013.  PWS was a newly formed entity and SG&A costs were $362,000, which includes $166,400 in research and development, for the nine months ended September 30, 2013 compared to $222,500 in SG&A costs, which included $217,400 in research and development, for the nine months ended September 30, 2012.  In addition, salaries and wages (including bonuses), the single largest component of SG&A, increased from $908,500 for the nine months ended September 30, 2012 to $1,280,600 for the nine months ended September 30, 2013. In addition, professional fees (legal, audit and filing fees) attributable to the Company filing a Form 10 Registration Statement and preparation of prior year tax returns have increased in 2013 compared to 2012.

Total non-operating other income, net was $(46,100) for the nine months ended September 30, 2013 compared to $17,100 for the nine months ended September 30, 2012.   In 2013 there was a significant decrease in interest expense, a component of non-operating other income (expense)as a result of a reduction in amortization of debt discount comparing the nine months ended  September 30, 2013 to the nine months ended September 30, 2012.  For the nine months ended September 30, 2012, the Company recorded a gain on debt conversion to equity of $305,800 which is primarily why total non-operating other income (expense) was a net income of $17,100.  In 2013 there were no conversions of debt to equity which resulted in any gains.

There is no provision for income taxes for both the nine months ended September 30, 2013 and 2012, due to our net losses for both periods.

Net loss, before non-controlling interest, for the nine months ended September 30, 2013 was $426,000 compared to the net loss, before non-controlling interest, of $1,296,400 for the nine months ended September 30, 2012.  The primary reason for the decrease in the net loss before non-controlling interest, is the 79% increase in revenue comparing 2012 to 2013. The net loss attributable to SEER after deducting $166,600 for the non-controlling interest was $259,400 for the nine months ended September 30, 2013 as compared to $1,194,100 for the nine months ended September 30, 2012 after deducting $102,300 for the non-controlling interest.  The primary reason for the decrease in the net loss after the non-controlling interest, is the 79% increase in revenue comparing 2012 to 2013.

Changes in Cash Flow

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2013 was $228,800 compared to net cash used by operating activities for the nine months ended September 30, 2012 of $1,320,100.  The reduction in the net cash used in operating activities is the result of our decrease in our net loss from approximately $1,296,400 in 2012 to approximately $426,000 in 2013. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Stock based compensation decreased significantly comparing 2012 to 2013 as a result of a reduction in common stock issued for services in 2013 compared to 2012.  The reduction of stock based compensation was largely offset by a significant reduction in gain on extinguishment of debt in 2013. Other reductions in 2013 included provision for bad debts and amortization of debt discounts.  Product revenues increased significantly comparing 2012 to 2013 and as such unbilled costs incurred on uncompleted contracts increased from 2012 to 2013 and billings in excess of revenues on uncompleted contracts increased also from 2012 to 2013. Inventory and inventory held for sale, which primarily consists of PWS plasma units, increased significantly because of the construction of one plasma unit in 2013 which is likely to be sold to a third party. The cost of the plasma unit was approximately $ 164,700.  No such cost was incurred in 2012. Prepaid expenses increased significantly in 2013 compared to 2012 due to significant deposits for insurance and professional services in 2013 as well as a significant increase in prepaid supplies as a result of an increase in revenues.  Accounts payable increased in 2013 compared to 2012 which was the result an increase in revenues for the nine months ended September 30 2013 compared to the nine months ended September 30, 2012. Based on our financial condition and the lack of significant operating capital we tend to collect receivables before we pay trade debt. There was a slight change in accrued liabilities and related party debt for the nine months ended September 30, 2013 compared to December 31, 2012 whereas for the nine months ended September 30, 2012 to December 31, 2011 where there was a significant increase in accrued liabilities and related party debt. Our financial condition in 2012 did not allow us to pay down these liabilities.

Investing activities

Net cash used in investing activities is primarily attributable to increases in capital expenditures which were necessary as a result of our increase in revenues.  Our capital expenditures were $369,200 and $66,200 for the nine months ended September 30, 2013 and 2012, respectively. We have been able to invest in equipment as a result of raising capital through the sale of common stock.

Financing Activities

Net cash provided by financing activities was $831,600 for the nine months ended September 30, 2013 compared to $1,375,800 for nine months ended September 30, 2012.  The decrease is mainly attributable to a decrease in proceeds from convertible notes payable ($525,000) and a decrease in the sale of common stock and warrants of $304,700 for the nine months ended September 30, 2012 compared to the nine months ended September 30 2013.  We have also seen a reduction in repayments of notes payable, capital leases and related party notes payable from approximately $289,000 in 2012 to $104,000 in 2013.

Critical Accounting Policies, Judgments and Estimates

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the carrying amount of intangible assets; valuation allowances and reserves for receivables, inventory and deferred income taxes; revenue recognition related to contracts accounted for under the percentage of completion method; share-based compensation; and loss contingencies, including those related to litigation.  Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest.  The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable.  We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment.  Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $79,400 and $92,000 has been reserved as of September 30, 2013 and December 31, 2012, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable.  Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States.  Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States.  To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts.  As of September 30, 2013 and December 31, 2012, we do not believe that we have significant credit risk.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term maturities.  We believe that the carrying value of notes payable with third parties, including their current portion, approximate their fair value, as those instruments carry market interest rates based on our current financial condition and liquidity.  We believe the amounts due to related parties also approximate their fair value, as their carried interest rates are consistent with those of our notes payable with third parties.

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value.  Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows.  No impairment was determined as of September 30, 2013 and December 31, 2012.

Revenue Recognition

We recognize revenue related to contract projects and services when all of the following criteria are met:  (i) persuasive evidence of an agreement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Our revenue is primarily comprised of services related to industrial cleaning and railcar cleaning, which we recognize as services are rendered.

Product revenue generated from projects, which include the manufacturing of products, for removal and treatment of hazardous vapor and gasses is accounted for under the percentage-of-completion method for projects with durations in excess of three months and the completed-contract method for all other projects.  Total estimated revenue includes all of the following:  (1) the basic contract price (2) contract options and (3) change orders.  Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are “change orders” and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price.  The Company does not incur pre-contract costs. Under the percentage-of-completion method, we recognize revenue primarily based on the ratio of costs incurred to date to total estimated contract costs. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss.  Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

For contracts accounted for under the percentage-of-completion method, we include in current assets and current liabilities amounts related to construction contracts realizable and payable.  Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date over billings to date, and are recognized as a current asset.  Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date, and are recognized as a current liability.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service period that they are expected to vest.  We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model.  The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods.  The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

Recently issued accounting pronouncements

New Accounting Pronouncements Implemented

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.  The Company considers the applicability and impact of all new or revised ASU’s.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective January 1, 2013 did not materially impact our condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013, and it did not have any effect on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not impact our condensed consolidated financial statements.

New Accounting Pronouncements to be Implemented

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted. The Company is currently evaluating the impact that the adoption.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward  in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. We are currently assessing the impact of this guidance, if any, on our condensed consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and the person performing the similar function as Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2013, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10 Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2013 through September 30, 2013 the Company issued 3,141,200 shares of common stock in connection with the sale of common stock to accredited investors receiving gross proceeds of $785,300.

The issuance of these shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013

10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012

31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

** Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2013	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs
J. John Combs Chief Executive Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

By	/s/ Monty Lamirato
Monty Lamirato
Acting Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

