Form 10-K
period 2013-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2014-03-27
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Strategic Environmental & Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	000-54987	02-0565834
(State or other jurisdiction of Incorporation or organization)	(Commission File No.)	(IRS Employee Identification Number)

751 Pine Ridge Road

Golden, CO 80403

 (Address of Principal Executive Office)

303-295-6297

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of Class
COMMON STOCK, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 25,768,264 shares of common stock at a price of $.78 per share for an aggregate market value of $20,099,246.

As of February 28, 2014 there were 49,654,702 shares of the registrant’s $.001 par value common stock outstanding.  No other class of equity securities is issued or outstanding.

Documents incorporated by reference:  None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2013

PART I

Cautionary Statement Concerning Forward-Looking Statements

The information contained in this Annual Report may contain certain statements about SEER that are or may be “forward-looking statements” that is, statements related to future, not past, events, including forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations of the management of SEER and are subject to uncertainty and changes in circumstances and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from current expectations include, but are not limited to factors detailed in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those under the caption “Risk Factors” contained herein. In addition, these statements are based on a number of assumptions that are subject to change. The forward-looking statements contained in the information in this Annual Report may include all other statements in this document other than historical facts. Without limitation, any statements preceded or followed by, or that include the words “targets”, “plans”, “believes”, “expects”, “aims”, “intends”, “will”, “may”, “anticipates”, “estimates”, “approximates”, “projects”, “seeks”, “sees”, “should,” “would,” “expect,” “positioned,” “strategy,” or words or terms of similar substance or derivative variation or the negative thereof, are forward-looking statements. Forward-looking statements include statements relating to the following: (i) future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, losses and future prospects; (ii) business and management strategies and the expansion and growth of SEER; (iii) the effects of government regulation on SEER’s business, and (iv) our plans, objectives, expectations and intentions generally.

There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by such forward-looking statements. Additional particular uncertainties that could cause our actual results to be materially different than those expressed in forward-looking statements include: risks associated with our international operations; significant movements in foreign currency exchange rates; changes in the general economy, as well as the cyclical nature of our markets; availability and cost of raw materials, parts and components used in our products; the competitive environment in the areas of our planned industrial activities; our ability to identify, finance, acquire and successfully integrate attractive acquisition targets, expected earnings of SEER; the amount of and our ability to estimate known and unknown liabilities; material disruption at any of our significant manufacturing facilities; the solvency of our insurers and the likelihood of their payment for losses; our ability to manage and grow our business and execution of our business and growth strategies; our ability and the ability our customers to access required capital at a reasonable costs; our ability to expand our business in our targeted markets; the level of capital investment and expenditures by our customers in our strategic markets; our financial performance; our ability to identify, address and remediate any material weakness in our internal control over financial reporting; our ability to achieve or maintain credit ratings and the impact on our funding costs and competitive position if we do not do so; and other risk factors as disclosed herein under the caption “Risk Factors”. Other unknown or unpredictable factors could also cause actual results to differ materially from those in any forward-looking statement.

Due to such uncertainties and risks, readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. SEER undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent legally required. Nothing contained herein shall be deemed to be a forecast, projection or estimate of the future financial performance of SEER unless otherwise expressly stated.

ITEM 1.  BUSINESS

Overview

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc (“SOZG”). In March 2008, SOZG consummated a reverse merger with a non-public operating company called Strategic Environmental & Energy Resources, Inc., also a Nevada Corporation. SOZG’s name was changed to Strategic Environmental & Energy Resources, Inc. SEER is dedicated to assembling complementary service and product businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries.  SEER currently operates four companies with three offices in the western and mid-western U.S.  Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S.  Each of the four operating companies is discussed in more detail below.

The Company’s domestic strategy is to grow internally through SEER’s existing customer base and subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services.  At the same time, SEER intends to increase sales of new and patent-pending technologies into the growing markets of vapor/emission capture and control, renewable “green gas” capture and sale, Compressed Natural Gas (“CNG”) fuel generation for fleet use, as well as general solid waste and medical/pharmaceutical waste destruction.  Many of SEER’s current operating companies share customer bases and each provides truly synergistic services and products.

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

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is an operating company that has developed a patent-pending technology based on a pyrolytic destruction assisted by a “cold plasma” oxidation process. This process involves gasification of the solid waste and then a cold plasma oxidation process that makes possible the destruction of hazardous chemical and biological waste via a low temperature and low oxygen pyrolytic process. The term cold plasma refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. PWS believes that our CoronaLux™ Technology, designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) should eliminate the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

ReaCH4BioGas (“Reach”) (originally known as Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created  to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of December 31, 2013.

MV RCM Joint Venture: In April 2013, MV Technologies, Inc (“MV”) and RCM International, LLC (“RCM”) entered into a Joint Development and Marketing Agreement to develop, implement, market and distribute certain hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture”). The contractual Joint Venture shall have an initial term of five years and will automatically renew for successive one-year periods unless either Party gives the other Party one hundred and eighty (180) days notice prior to the applicable renewal date that it will not renew the Agreement or unless terminated in accordance with the terms of the Joint Venture Agreement.

Operations to date of the Joint Venture have been limited to formation activities.

Segment Information

The Company currently has identified four segments as follows:

		% of Annual Revenues
		2013	2012
REGS	Industrial Cleaning	50%	45%
TCC	Rail Car Cleaning	21%	34%
MV	Environmental Solutions	29%	21%
PWS	Solid Waste	—	—

Reach is not currently operating but when operations commence would be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but when operations commence would be part of the Environmental Solutions segment.

As of December 31, 2013 and 2012, we had two customers (Customer A and Customer B) with sales in excess of 10% of our revenue and combined were 43% and 30%, respectively of total revenues for the year ended December 31, 2013 and 2012.  The loss of either one of these customers would have a material adverse effect on our business.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $12.2 million as of December 31, 2013 and for the years ended December 31, 2013, and 2012, we incurred net losses of approximately $858,00 and $1.7 million, respectively.  As of December 31, 2013 our current assets exceed our current liabilities by approximately $581,500 compared to December 31, 2012 where our current liabilities exceeded our current assets by $1.4 million. Our total assets exceed total liabilities at December 31, 2013 by approximately $2 million and at December 31, 2012 our liabilities exceeded our total assets by $1.2 million.  The primary reason for this positive change is due to net proceeds of $3.7 million from the sale of common stock in 2013.

Realization of a major portion of our assets as of December 31, 2013, is dependent upon our continued operations.  Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern.  In 2013, we raised approximately $3.7 million through the sale of common stock. For the period January 1, 2014 through February 28, 2014, the Company raised $590,000 from the ales of common stock and exercise of common stock warrants.  In addition, we have focused on developing organic growth in our operating companies and improving margins through increased attention to pricing, aggressive cost management and overhead reductions. We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to reduce our net loss.  We also increased our business development efforts in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations.  There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through December 31, 2014 and into the foreseeable future.

Industry

SEER, with its diverse services, technologies, and environmental solution offerings, participates in the worldwide markets of industrial cleaning, environmental compliance, renewable energy and waste minimization/management markets.  There are ever-increasing regulations and statutory programs, state, federal and local, create and mandate the need for waste minimization and proper handling, storage, treatment and disposal of virtually all types of waste.  These rules and regulations are increasingly governing air emissions and vapor control in virtually all types of industries.

The industrial waste management industry in North America was shaped first by the Resource Conservation and Recovery Act of 1976 (RCRA), which requires waste generators to, among other things, store and dispose of hazardous waste in accordance with specific regulations.  Subsequent to the RCRA, growing national awareness of environmental issues, coupled with corporate and institutional awareness of environmental liabilities, have contributed to the growth of the industry and associated governing legislation on the state and federal levels.

Today, collection and disposal of solid and hazardous wastes are subject to local, state, and federal requirements and controls that regulate health, safety, the environment, zoning and land-use.  Included in these regulations is the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), of the United States.  CERCLA holds generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a hazardous release, strictly, jointly and severally liable for environmental cleanup costs resulting from the release or threatened release of hazardous materials.

The enactment of the federal Clean Air Act of 1970 (CAA) resulted in a major shift in the federal government’s role in air pollution control. This legislation authorized the development of comprehensive federal and state regulations to limit emissions from both stationary (industrial) sources and mobile sources.  The Act has been amended and expanded in scope many time since its enactment and remains a major consideration for safely and responsibly conducting business in the U.S.

These and countless other similar regulatory programs mandate the need for environmental and industrial cleaning services and technologies such as those offered by SEER and its companies.

There are substantial barriers to entry in the waste management industry, including the high degree of expertise and training required, regulatory compliance, insurance, and licensing costs and procedures, strict federal, state, provincial and local permitting and oversight processes, and significant capital costs of equipment and qualified personnel.

Business Strategy

SEER’s growth to date has been fueled by a combination of vertical integration, acquisitions, and organic growth.  SEER acquired REGS, Tactical, and MV as wholly-owned subsidiaries.  We intend to continue pursuing an aggressive strategy of both acquisitions and organic growth while expanding our geographic footprint into other regions of the United States and possibly into foreign markets.  Potential acquisitions may include businesses that are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

Through long-term relationships with partners in the up-stream oil and gas production sector, SEER will pursue new sources of service revenue, particularly in the treatment of “frack” and produced water (production and flowback water from drilling and hydraulic fracturing operations) at water treatment facilities in some of the most productive oil and gas fields in the country.

Upon full development of certain of our patent-pending technologies, we intend to explore license relationships with larger, established companies to generate sustainable revenue streams from both domestic and international applications.

Intellectual Property

MV was issued a patent in 2012 related to “Oil-Gas Vapor Collection, Storage, and Recovery System, etc.” Patent No. US 8,206,124 B1. The patent will expire in 2029 unless otherwise extended. MV is in the process of expanding the scope and number of claims of this issued patent and has other pending applications arising out of and related to its odor control, vapor recovery, and renewable energy systems.

In 2013, PWS filed provisional and non-provisional patent applications arising out of and related to its waste disposal technology involving a pyrolitic first phase and a “cold  plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In 2014, PWS filed a provisional patent related to volatile organic compound disposal. A pyrolytic process is basically the decomposition of any material in a very low oxygen atmosphere. The materials are decomposed with very little air (oxygen) being present, as compared to conventional burning or incineration.   PWS is not dependent upon this patent for its business development, although the issuance of the patent would give PWS a competitive advantage.

Competition

The industrial services industry is highly competitive.  Our competitors vary in size, geographical coverage and by the mix of services they offer.  Our larger competitors include Philip Services, Clean Harbors, and Veolia Environmental Services.  Additionally, we compete with a number of small and medium size companies.  In the face of this competition we have been effective in growing our revenue due to the wide range of services we offer, a competitive pricing structure, our innovative and proprietary/patent pending technologies, a reputation for reliability, built over the nearly 20 years of business operations and the care we take in each customer project.

In all its businesses, the Company currently holds very small parts of very large and growing markets.  MV competes by providing superior H2S “scrubbing” solutions that result in more cost efficient removal of H2S from process gas streams, with markedly lower cost media change out. H2S, or hydrogen sulfide, is the naturally occurring gas resulting from the decomposition of vegetation and organic materials in soil and ground waters that creates the odor of “rotten eggs.” It is an offensive, unpleasant, and in high enough concentrations a toxic and deadly gas that must be removed from the gasses that escape during many industrial processes. REGS and Tactical Cleaning Company compete by offering superior customer response and lower total cost of service.  PWS plans to compete by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling.  We believe that the patent-pending CoronaLux™ technology results in a radically superior option in the medical waste management sector and ultimate emissions cleaner than other solutions available in the market.

Environmental Matters and Regulation

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund Act”, the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act (“TSCA”).

RCRA. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the U.S. Environmental Protection Agency (the “EPA”) has established a comprehensive “cradle-to-grave” system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA’s program.  Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency, unless a specific exemption exists, and must comply with certain operating requirements.

The Superfund Act. The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties.  It also provides for immediate response and removal actions coordinated by the EPA, of the release of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment.

The Clean Air Act. The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations, which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

Clean Water Act. This legislation prohibits discharges into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities.

Toxic Substances Control Act. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA wastes contaminated with PCBs.  We conduct field services (remediation) activities that are regulated under provisions of the TSCA.

Other Federal Laws. In addition to regulations specifically directed at the transportation, storage, and disposal facilities, there are a number of regulations that may “pass-through” to the facilities based on the acceptance of regulated waste from affected client facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry.  In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass.  Health and safety standards under the Occupational Safety and Health Act, or “OSHA”, are applicable to all of our operations.

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

Income Taxes

The Company has filed federal and state tax returns through December 31, 2012.  The tax periods for the years ending December 31, 2008 through 2012 are open to examination by federal and state authorities.  The Company has not been contacted by federal and state taxing authorities regarding these open tax periods although there can be no assurance they will not commence investigative procedures.

In 2009 and 2010, the Company became delinquent for unpaid federal employer and employee payroll taxes and accrued interest and penalties related to the unpaid payroll taxes. Additionally, we had amounts outstanding for certain unpaid state payroll taxes and accrued interest and penalties applicable to 2012 and 2011. All interest and penalties related to the delinquent federal and state payroll taxes are included in the section labeled “other income and expenses” in the consolidated statement of operations.

In September 2011, we received approval from the Internal Revenue Service (“IRS”) to begin paying our outstanding federal payroll tax and related interest and penalties liabilities totaling approximately $971,000, for the aforementioned years in installments (the “Installment Plan”).  Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability is paid in full.  Through the duration of the Installment Plan, the IRS continues to charge penalties and interest at statutory rates.  If the conditions of the Installment Plan are not met, the IRS may cancel it and may demand the outstanding liability to be repaid through a levy on income, bank accounts or other assets, or by seizing certain of our assets.  Additionally, the IRS has filed a notice of federal tax lien against certain of our assets to satisfy the obligation.  The IRS is to release this lien if and when we pay the full amount due.  As of December 31, 2013 and 2012, the outstanding balance due to the IRS was $958,300, and $1,045,400, respectively.  Two of the officers’ of the Company also have liability exposure for a portion of the taxes if the Company does not pay them.

In May 2013, the Company filed an Offer in Compromise with the IRS to reduce its outstanding liability to $250,000.  While the Offer in Compromise is under review by the IRS, the Company requirement to pay $25,000 a month under the Installment Plan is suspended.  As of December 31, 2013 the Offer in Compromise has not been accepted by the IRS and there can be no assurance that the Offer in Compromise will be accepted by the IRS.

As of December 31, 2013 and 2012, the amounts due for past due state payroll taxes, interest and penalties, was $0 and $35,400, respectively.

Insurance

To cover potential risks associated with the variety of services that the operating companies provide, we maintain adequate insurance coverages, including:  1) Casualty Insurance providing coverage for Commercial General Liability, Automotive Liability and Professional Liability Insurance in the amounts of $1 million each, respectively, per year;  2) Contractor’s Pollution Liability Insurance, which has limits of $1 million per occurrence and $1 million in the aggregate; 3) Transportation Liability Insurance with a $1 million per occurrence; and, 4) An Excess Umbrella Liability Policy of $4 million per occurrence and $4 million aggregate limit overall.

Health, Safety and Compliance

Preserving the health and safety of our employees and the communities in which we operate, as well as remaining in compliance with local, state and federal rules and regulations are the highest priorities for us and our companies.  We strive to maintain the highest professional standards in our compliance and health and safety activities.  To achieve this objective, we have an in-house, full-time, health & safety officer and emphasize comprehensive training programs for new employees as well as ongoing mandatory refresher programs, and safety bonus programs for existing employees. These programs are administered at both the corporate and field levels on a daily basis.  Our efforts to ensure the health and safety of employees have been formally recognized by our customers as well as by the Colorado Department of Labor and Employment.

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. We spent approximately $188,900 and $416,000 on R&D for the year ended December 31, 2013 and 2012, respectively. Our R&D personnel develop products to meet specific customer, industry and market needs that we believe compete effectively against products distributed by other companies. Quality assurance programs are implemented into each development and manufacturing project, and we enforce strict quality requirements on components received from other manufacturing facilities.  There are currently no customer-sponsored research activities outside of costs resulting from the development of products for a specific customer which are generally paid by the customer.

Employees

As of December 31, 2013, we employed approximately 69 full time non-union and salaried employees.  There is some seasonality to our business which requires us to use day laborers.

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

An investment in our securities involves certain risk factors, including those described below.  Investors should carefully consider these risk factors along with information included or referred to in this report as well as other SEC filings before investing in our securities.

Risks Relating to Our Business

Our business and results of operations would be adversely affected if we are unable to secure reasonably priced insurance that is required for our operations.

Because our business sometimes involves the handling and disposal of hazardous materials, we are required to maintain insurance coverage that can be expensive.  Our ability to continue conducting business could be adversely affected if we should become unable to secure sufficient insurance coverage, surety bonds and financial assurances at reasonable cost to meet our business and regulatory requirements. The availability of insurance could be affected by factors outside of our control as well as the insurers’ or sureties’ assessment of our risk.

The environmental services industry in which we participate is subject to significant economic and business risks.

Our future operating results may be affected by such factors as our ability to win new business and remain competitive in the face of price competition from competitors who are often larger and better capitalized than us; maintain and/or build market share in an industry that has experienced downsizing and consolidation; reduce costs without negatively impacting operations; minimize downtime and disruptions of operations; weather economic downturns or recessionary conditions.

A significant portion of our business is derived as a result of events and circumstances over which we have no control.

Certain services that we provide are impacted by events such as accidental spills of hazardous materials, increasingly stringent environmental regulations governing hazardous waste handling, and seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities.  We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter and from year to year.  Prior financial performance for certain periods may not be a reliable indicator of future performance for comparable periods in subsequent years.

Seasonality makes it harder for us to manage our business and for investors to evaluate our performance.

Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ needs for remedial and other services that we provide.  This seasonality in our business makes it harder for us to manage our business and for investors to evaluate our performance.

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.

As of December 31, 2013, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock and restricted common stock, of 15,270,787 shares, or 32% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

Because our quarterly and annual operating results are difficult to predict and may fluctuate, the market price for our stock may be volatile.

Our operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future.  Fluctuations in operating results may result in volatility of the price of our common stock.  These quarterly and annual fluctuations may result from a number of factors, including the size of new contracts and when we are able to recognize the related revenue; our rate of progress under our contracts; the timing of customer and market acceptance of our products and service offerings; budgeting cycles of our customers; the mix of products and services sold; changes in demand for our products and services; level and timing of expenses for product development and sales, general and administrative expenses; competition; changes in our strategy; general economic conditions.

Personnel costs are a significant component of our budgeted expense levels and, therefore, our expenses are, to a degree, variable based upon our expectations regarding future revenue.  Our revenue is difficult to forecast because the market for our products and services is rapidly changing, and our sales cycle and the size and timing of significant contracts varies substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue.  Any significant shortfall from anticipated levels of demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows.

Based on these factors, we believe our future quarterly and annual operating results may vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful nor do they indicate what our future performance will be. Furthermore, we believe that in future reporting periods if our operating results fall below the expectations of public market analysts or investors, it is possible that the market price of our common stock could go down.

Our results of operations could be negatively impacted if we are unable to manage our liquidity.

Our cash forecast indicates that we will have sufficient liquidity to cover anticipated operating costs as well as debt service payments for at least the next twelve months, but this could be negatively impacted if we are unable to invoice and collect from our customers in a timely manner, if our revenue levels fall below forecast, or expenses exceed what we projected, or an unexpected adverse event, or combination of events occurs.  Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity.  Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive.

We depend on a limited number of significant customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our business.

In the past, and currently, we earn a significant portion of our revenue from a relatively small number of customers.  Although this has been mitigated somewhat by the expansion of our product, service and customer base through expansion into broader markets, the loss of any significant customer, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could harm our business and operating results.

Our business depends largely on our ability to attract and retain talented employees.

Our ability to manage future expansion, if any, effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operations, financial and management systems.  We may not be able to retain personnel or to hire additional personnel on a timely basis, if at all.  Because of the complexity and training required in certain of our services, a significant time lag exists between the hiring date of technical and sales personnel and the time when they become fully productive.  Our failure to retain personnel or to hire qualified personnel on a timely basis could adversely affect our business by impacting our ability to service certain customers and to secure new contracts.

We are subject to extensive environmental regulations that may increase our costs and potential liabilities.

The operations of all companies in the environmental services industry are subject to federal, state, provincial and local environmental requirements.  Although increasing environmental regulation often presents new business opportunities for us, it also results in increased operating and compliance costs.  Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants. Even with these programs, we and other companies in the environmental services industry are faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites.  Certain of these laws impose strict and, under certain circumstances, joint and several liability for cleanup of releases of regulated materials, and also liability for related natural resource damages.

At some time in the future we may be required to pay fines or penalties due to regulatory enforcement proceedings and such fines or penalties could have a negative impact on our earnings.  Additionally, regulatory authorities have the power to suspend or revoke permits or licenses needed for our operations, which may affect our customers’ willingness to do business with us and/or out ability to conduct business.  This, in turn, would impact our revenue and profitability.  To date, we have never had any of our operating permits revoked, suspended or non-renewed involuntarily, although it is possible that could occur in the future.

Changes in environmental regulations or entry into related businesses may require us to make significant capital expenditures.

Changes in environmental regulations or our entry into new businesses can require us to make significant capital expenditures.  Periodically the government revises rules and regulations regarding the handling and disposal of hazardous waste that requires us and other companies in the environmental services industry to invest in new equipment, training or other areas in order to remain in compliance.  Additionally, because we intend to expand our business through the acquisition of complementary businesses, we anticipate the need raised additional capital to support such acquisitions.  Future environmental regulations and acquisitions could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

If our internal growth objectives prove to be inaccurate, our results of operations could be adversely affected.

While we believe that increasing environmental regulations and our growing product and services portfolio provide us with ample growth opportunities, it is possible that we will not be able to achieve our internal growth objectives due to potentialities such as a lack of growth capital, intense competition, regulatory issues, loss of permits and licenses, and other factors.  Likewise, while we also intend to grow through acquisition, it is possible that we will be unable to grow this way due to lack of adequate financing, lack of viable acquisition candidates, competition for such acquisitions and other factors.  To the extent that our growth objectives prove to be significantly different than actual results, our results of operations could be adversely affected.

Disruptions from terrorist activities or military actions may have an adverse effect on our business.

The continued threat of terrorism within the U.S. and acts of war may cause significant disruption to commerce throughout the world.  Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending, or our inability to effectively market, manufacture or ship our products. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations, financial condition or cash flows.

We do business in a highly competitive industry and compete with companies that have substantially more resources that we do.

The industrial services industry is highly competitive.  Several of the companies with which we compete are larger, offer more services and products, have better access to growth capital, have larger sales and marketing departments and larger workforces and other advantages that may make it difficult for us to win new business when in competition with them.

We have not paid and do not expect in the foreseeable future to pay dividends on our common stock.

We have not paid and do not anticipate paying for the foreseeable future any dividends on our common stock.  We intend to reinvest future earnings, if any, into the operation and expansion of our business and payment of our outstanding debt.

Certain directors and officers own substantial amounts of our common stock and, as a group, will have the ability to exercise substantial influence over matters submitted to our stockholders for approval.

As of December 31, 2013, J John Combs III, President, CEO and Director of SEER and Michael J. Cardillo, Founder and President of our REGS, LLC subsidiary, and, beneficially held approximately 21.57% of our outstanding common stock.  As a result, our directors and officers may be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders.  The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions.  Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

We depend on certain key personnel.

We are highly dependent on a limited number of key management personnel, particularly our President and CEO, J. John Combs III , Fortunato Villamagna, President of our subsidiary, PWS, Mike Cardillo, President of our subsidiary, REGS and John Jenkins, President of our subsidiary, MV. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

General risk statement.

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors. In such event or in the event that adverse conditions prevail, or are perceived to prevail, with respect to our business or generally, the market price of our common stock would likely decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Commerce City, CO	Leased	REGS operations	10,000	1.5
Denver, CO	Leased	TC2 Rail car cleaning	1,200	1.5
Golden, CO (1)	Leased	MV operations	2,000	n/a
El Dorado, KS	Leased	TC2 Rail car Cleaning	2,200	5.0

On December 16, 2013, the Company executed a new lease for 9,750 square feet of office and warehouse space that will serve as the headquarters for SEER, MV and PWS.  The lease commences on February 1, 2014 and terminates on January 31, 2019 unless otherwise extended.

ITEM 3.  LEGAL PROCEEDINGS

Other than the disclosure in Note 8 to the Consolidated Financial Statements regarding the past due payroll taxes, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is traded on the OTCQB marketplace, operated by OTC Markets Group under the symbol “SENR.”  The following table sets forth the range of high and low bid prices since the debut of public trading in our shares. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	For the Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$.75	$.41	$.90	$.40
Second Quarter	$.86	$.69	$.58	$.40
Third Quarter	$.94	$.69	$.52	$.10
Fourth Quarter	$1.08	$.77	$.45	$.34

Stockholders

As of February 28, 2014, there were approximately 134 shareholders holding 49,654,702 common shares issued and outstanding.  There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock.  We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31,2013, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our business and the results of our operations. It should be read in conjunction with the Consolidated Financial Statements and the related footnotes and “Risk Factors” that appear elsewhere in this Report. Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth.  The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing SEER and its consolidated subsidiaries on a consolidated basis.

Overview

SEER was formed as a publicly traded company in early 2008 through a reverse merger.  SEER is dedicated to assembling complementary products and services businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries.  SEER currently operates four companies with three offices in the western and mid-western U.S.  These companies have licensed and owned technologies with field use installations throughout the U.S.

The Company’s domestic strategy is to grow internally through SEER’s existing customer base and subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services.  At the same time, SEER intends to increase sales of new and patent-pending technologies into the fast growing markets of vapor/emission capture and control, renewable “green gas” capture and sale, CNG fuel generation, as well as medical and pharmaceutical waste destruction.  Many of SEER’s current operating companies share customer bases and each provides truly synergistic services and products.

Financial Condition

At December 31, 2013, we had approximately $582,000 in working capital, which represents an increase of approximately $2 million from $1.4 million in negative working capital at December 31, 2012. The significant improvement in our working capital results primarily from the net proceeds of an equity financing amounting to approximately $3.7 million raised in 2013 in order to reduce payables and finance losses from operations. As previously disclosed, the Company reached an agreement with the IRS for unpaid federal employer and employee payroll taxes, and accrued interest and penalties related to the unpaid payroll taxes. In accordance with the Installment Plan, we are required to pay minimum monthly installments of $12,500 which commenced September 2011, and increased to $25,000 per month in September 2012, until the liability is paid in full. In May 2013, the Company filed an Offer in Compromise with the IRS to reduce its outstanding liability to $250,000.  While the Offer in Compromise is under review by the IRS, the Company’s requirement to pay $25,000 a month under the Installment Plan is suspended.  There can be no assurance that the Offer in Compromise will be accepted by the IRS.  If the offer in compromise is not accepted by the IRS, the Company believes it can meet its $25,000 monthly obligation from existing operations and from approximately $250,000 in restricted cash, at December 31, 2013, that is being maintained by our attorney in a special trust account created for the purpose of making payments to the IRS in accordance with an Installment Plan. As of December 31, 2013, the outstanding balance due to the IRS was $958,300.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $12.2 million as of December 31, 2013, and $11.6 million as of December 31, 2012.  For the years ended December 31, 2013, and 2012, we incurred net losses of approximately $ 858,000 and $1.7 million, respectively.

Realization of a major portion of our assets as of December 31, 2013 and 2012 is dependent upon our continued operations.  Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern.   For the year ended December 31, 2013 and 2012, we had net proceeds of approximately $3.7 million and $1.3 million, respectively, through the sale of common stock. For the period January 1, 2014 through February 28, 2014, the Company raised $590,000 from the sale of common stock and the exercise of common stock warrants. In addition, for the years ended December 31, 2013 and 2012, we converted debt to equity of approximately $61,000 and $800,000, respectively. In addition, we have focused on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions.  We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability.  We also increased our business development efforts in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from the sale of common stock in 2014 will be sufficient to allow the Company to maintain its operations through December 31, 2014 and into the foreseeable future.

Results of Operations

Results of Operations for the year ended December 31, 2013 compared to the Year Ended December 31, 2012

Total revenues were $11.6 million and $6.8 million for the years ended December 31, 2013 and 2012, respectively. The net increase in revenues of approximately $4.8 million, or 70%, in comparing the year ended December 31, 2013 to the year ended December 31, 2012 is primarily attributable to the approximately $2.7 million increase in revenues from our industrial cleaning segment, an increase in revenues from our environmental solutions segment of approximately $1.95 million and a slight increase in our railcar cleaning segment of approximately $113,000. The increase in revenue from our environmental solutions segment from 2012 to 2013 is the result of more projects in 2013 than in 2012.   The slight increase in revenue from our railcar cleaning segment from 2012 to 2013 is primarily due to higher volume of rail cars services. The $2.7 million increase in revenues from 2013 to 2012 from our industrial cleaning segment was due to the cyclical nature of tank cleaning in the refining industry and the recovery from an interruption of service from a major client who had experienced a change of ownership in 2011.  This change in ownership impacted revenues negatively in early 2012 but had no impact in 2013.

Operating costs, which include the cost of products, the cost of services and selling, general and administrative (SG&A) expenses, were $8.4 million for the year ended December 31, 2012 compared to $12.4 million for the year ended December 31, 2013.  The $3.6 million or 74% increase in product and service cost in 2013 as compared to 2012 is directly attributable to the 70% increase in product and service revenue. Product costs, from our environmental solutions segment, increased from $1 million in 2012 to $2.3 million in 2013.  The 120% increase in product costs is directly attributable to the 134% increase in product revenues, as discussed above. Product margins increased from 28% in 2012 to 32% in 2013.  Overall service costs increased $2.33 million primarily as a result of an increase in service revenues of $2.7 million. Cost of services includes both industrial and rail car cleaning.  The $2.33 million increase in service costs in our industrial cleaning segment from 2012 to 2013 is directly attributable to the $2.7 million increase in industrial cleaning service revenue from 2012 to 2013 as noted above.  In our industrial cleaning segment, our margins increased from 20% in 2012 to 23% in 2013. Certain efficiencies are achieved as revenues increase. As a result of a significant increase in our industrial cleaning segment revenues, we are able to better utilize our staff more fully with significantly less down or non-billable time. Railcar cleaning cost of services increased by approximately $311,000, comparing 2012 to 2013. Part of the increase in railcar cleaning cost of service is due to a slight increase in revenue of $113,200, but we had higher costs in 2013 as compared to 2012 as a result of a mix of cars where we had more heavy cars in 2013 which have higher costs and not higher margins. Our margins decreased from 42% in 2012 to 31% in 2013 in our railcar cleaning segment. SG&A expense increased from approximately $3.55 million in 2012 to approximately $3.9 million in 2013, an increase of approximately $341,000.  Stock issued for services, a component of SG&A, decreased from $512,000 in 2012 to $66,000 in 2013. Research and development was $412,000 in 2012 compared to $189,000 in 2013 and this expense is primarily attributable to the R&D spending in the medical waste segment. The reduction in stock for services expense and R&D expense was offset by increases in salaries and wages and professional fees.  Salaries and wages, the single largest component of SG&A, increased from $.9 million in 2012 to $1.37 million in 2013.  The increase in salaries and wages in 2013 over 2012 is due to i) salary increases, ii) bonuses earned as a result of revenue increases,  and iii) the President of our PWS subsidiary was employed only 2 months in 2012 compared to 12 months in 2013. Professional fees increased from $137,000 in 2012 to $326,000 in 2013. The increased Professional fees in 2013 was attributable to i) preparation of tax returns for the period 2008 to 2012, ii) additional legal accounting and filing fees for preparation and review of our SEC filings in 2013, and iii) increased investor relation fees.

Total non-operating other expense was $110,600 in 2013 and $111,300 in 2012. In 2013, total non-operating other expense was primarily comprised of interest expense of $147,500, penalties and fees of $13,100, offset by a gain on debt conversion and other gains totaling $46,000.  In 2012, total non-operating other expense was primarily comprised of interest expense of $347,400, penalties and fees of $26,200, offset by a gain on debt conversion of $305,800 and other expenses of $44,800. The decrease in interest expense from 2012 to 2013 was primarily related to i) amortization of debt discount of $92,000 in 2012 and ii) interest bearing debt of approximately $812,000 that was converted to equity in 2012. The gain on debt settlement in 2012 was due to the conversion of a note payable along with accrued interest of approximately $446,000 to common stock with a fair market value of approximately $149,000. In 2013, the gain on debt settlement was only $11,400.

There is no provision for income taxes for both the year ended December 31, 2013 and 2012, due to our net losses for both periods.

Net loss for the year ended December 31, 2013, before non-controlling interest, was $858,600 compared to a net loss of $1.7 million for the year ended December 31, 2012.  The net loss attributable to SEER after deducting $238,900 for the non-controlling interest was $619,700 for 2013 as compared to $1.57 million for 2012, after deducting $199,700 for non-controlling interest.

Changes in Cash Flow

Operating Activities

Net cash used by operating activities during the year ended December 31, 2012 was $1.45 million compared to $120,100 net cash used by operating activities during the year ended December 31, 2013.  Cash used by operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. In 2013, net non-cash adjustments totaled $609,000 and in 2012, net non-cash adjustments totaled $830,000.  In 2013, the net effect of changes in operating assets and liabilities was an increase in cash by approximately $129,000, primarily due to an increase in accounts payable and accrued liabilities of $642,000 offset by a reduction of billings in excess of revenue on uncompleted projects, a $122,000 reduction of payroll taxes payable and an increase in prepaid expenses of $272,000.  In 2012, the net effect of changes in operating assets and liabilities was a reduction of cash by approximately $587,000, primarily due to an increase in accounts receivable of $816,400 from 2011 to 2012, an increase in restricted cash of $220,000 in 2012 compared to none in 2011 offset by a reduction in costs in excess of billings on uncompleted contracts of $130,400, an increase of $156,400 in accrued liabilities and related party notes payable and accrued interest and an increase of $289,400 in billings in excess of revenue on uncompleted contracts.  This increase in accounts receivable is primarily due to a substantial increase in revenues in the 4th quarter of 2012 compared to the 4th quarter of 2011. The restricted cash in 2012 were funds set aside for payment to the IRS for past due payroll taxes. The increase in accrued liabilities and related party notes payable and accrued interest in 2012 was primarily increases in deferred compensation and accrued bonuses.  In 2012 virtually all costs on long term contracts had been billed to customers in accordance with the terms of the contracts whereas in 2011 contract costs could not yet be billed in accordance with the terms of the contract. Billings in excess of revenue on uncompleted contracts increased in 2012 compared to 2011 primarily due to the timing of the entering into long term contracts and the terms of the contracts which usually allowed us to bill customers in advance of us incurring costs.  The reduction of payroll taxes liabilities in 2012 was primarily due to the payments that were made to the IRS whereas in 2011 due to cash constraints not all payroll taxes were paid timely.

Investing activities

Net cash used in investing activities is primarily attributable to capital expenditures.  Our capital expenditures were $1.2 million and $77,000 for the years ended December 31, 2013 and 2012, respectively. The significant increase in increases in property and equipment in 2013 was due to i) $709,000 in finished and work in process PWS CoronaLux™ systems, ii) $397,000 in equipment additions for REGS and iii) $46,000 in equipment additions for MV.

Financing Activities

Net cash provided by financing activities was $3.6 million for 2013 compared to $1.5 million for 2012.  The significant increase in 2013 was attributable to net proceeds from the sale of common stock of $3.7 million, offset by $205,000 in payments on notes payable and capital lease obligations and $4,000 in payments on related party notes payable in 2013 compared to 2012 net proceeds from the sale of common stock of $1.3 million, proceeds from notes payable of $575,000 offset by $308,000 in payments on notes payable and capital lease obligations and $69,000 in payments on related party notes payable.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest.  The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable.  We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment.  Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $76,000 and $92,000 had been reserved as of December 31, 2013 and 2012, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable.  Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States.  Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States.  To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts.  As of December 31, 2013 and 2012, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value.  Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows.  No impairment was determined as of December 31, 2013 and 2012.

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

New Accounting Pronouncements Implemented

In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) that simplifies how an entity tests indefinite-lived intangibles for impairment.  The amended guidance allows companies to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The adoption of this guidance had no impact on the Company’s financial position and results of operations.

During the fiscal first quarter of 2013, the Company adopted the FASB guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI).  Under this new guidance, companies are required to disclose the effect of significant reclassifications out of AOCI on the respective line items on the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety o net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts.  This update became effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012.  The adoption of this guidance had no impact on the Company’s financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward  in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. We are currently assessing the impact of this guidance, if any, on our condensed consolidated financial statements

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F- 27 under the caption “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information concerning the individuals that are currently serving as executive officers and/or members of the board of directors of SEER. Each of the biographies of the directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the board of directors considered in selecting each of them to serve as a director of SEER.

Joseph John Combs III, Esq., 56, CEO, Chairman, President and Secretary.  Mr. Combs, a SEER Founder, is currently Chairman of the Board of Directors, and CEO.  He also serves as General Counsel.  Mr. Combs has been Vice President of REGS since 2004, was the founder and President of Tactical Cleaning in 2005, and remains its President.  Before joining the Company he owned and operated the law firm of Combs & Associates from 1989 to 2003.  Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O’hara & Samuelian, in Los Angeles from 1983 to 1987.   His experience in private practice has included corporate maintenance, international finance, and business litigation.  Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and is currently a Director and Officer of Armada Water Assets, Inc.  For the past five years Mr. Combs has not served as a director of a public company. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983.  Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney. Effective January 1, 2013 Mr. Combs receives an annual salary of $165,000 and participation in an incentive compensation program.

John Jenkins, 63, Former Executive Vice President, former Director and President of MV LLC.  From January 2011 until his resignation as a Director on January 31, 2014, Mr. Jenkins served as a member of the Company’s Board of Directors and Mr. Jenkins served as the Company’s Executive Vice President from January 2011 until January 30, 2014, and he continues to serve as President of MV LLC, one of the Company’s wholly owned operating entities.  For the five years immediately prior to his engagement by the Company, he served as a consultant to a number of small technology companies, providing support for operating and strategy development as well as corporate governance. In the last five years, Mr. Jenkins has served on the Board of Directors of two public companies, Idea Fabrik PLC and SmartMove.  John obtained his B.S. in Mechanical Engineering from the University of Washington in 1973 and a Juris Doctorate from the University of Denver in 1977. Mr. Jenkins was chosen as a Director because of his leadership experience, industry experience and experience serving on the boards of directors and committees of both public and private entities. His current compensation includes an Annual Salary of $100,000, effective January 1, 2013, and participation in an incentive compensation program.

Christopher H. Dieterich, 66, Director and former Secretary. Chris is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 33 years.  His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies.  He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets.  He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

Monty Lamirato, 58, Chief Financial Officer Mr. Lamirato has been our Chief Financial Officer since joining the Company as a consultant on March 1, 2013. Prior to joining the Company, Mr. Lamirato has been a consulting Chief Financial Officer from April 2009 and served as Chief Financial Officer of ARC Group Worldwide, Inc., a provider of wireless network components, from August 2001 to March 2009, as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001, and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978. His current annual compensation as a consultant is $90,000.

None of the officers or our sole Director have been the subject of a conviction in a criminal proceeding, or named as a defendant in a pending criminal proceeding, or had an order, judgment or decree entered by a court of competent jurisdiction that in any way enjoined, barred, suspended or otherwise limited that officers or Directors involvement in any business, securities, commodities or banking activities; nor has any officer or Director been the subject of any finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended or vacated; or been the subject of the entry of an order by self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited any officer’s or Director’s involvement in any type of business of securities activities.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2013 and 2012.

Name and Title	Fiscal Year	Base Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation

J. John Combs III	2013	$165,000	$59,500	—	—	—	—	—	$224,500
CEO, President, Secretary	2012	$125,000	—	—	$13,500	—	—	—	$138,500

Monty R. Lamirato (1)	2013	$70,200							$70,200
Acting CFO	2012	—	—	—	—	—	—	—	—

Chris Dieterich Director	2013	—	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—	—

John Jenkins	2013	$100,000	$28,300	—		—	—	—	$128,300
Executive Vice President, former Director	2012	$72,000	—	—	$10,800	—	—	—	$82,800

Fortunato Villamagna	2013	$150,000	—	—	—	—	—	—	$150,000
President, Paragon Waste Systems	2012	$150,000	—	—	—	—	—	—	$150,000

Mike Cardillo	2013	$140,000	$58,300	—		—	—	—	$198,300
President, REGS LLC	2012	$125,000	—	—	$13,500	—	—	—	$138,500

(1)   Paid as an outside consultant

Employment Agreements

There are no written employment agreements or contracts with any named executives.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Awards
J John Combs III, CEO, President, Secretary	1/1/2012	—	300,000	$.50	$13,500
John Jenkins, Executive VP, former Director	1/1/2012	—	240,000	$.50	$10,800
Chris Dieterich, Director	—	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—	—
Mike Cardillo, President REGS	1/1/2012	—	300,000	$.50	$13,500

No options were exercised by the executive officers during the years ended December 31, 2013 and 2012.

Subsequent to December 31, 2013 Mr. Jenkins exercised 180,000 options in a cashless exercise receiving 110,124 shares of restricted common stock.

On November 6, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and directed that it be presented to the shareholders for their adoption and approval. The 2013 Plan has not yet been approved by the shareholders of the Company and as of December 31, 2013 no shares have been issued pursuant to the 2013 Plan. The 2013 Plan is administered by the Board of Directors. Under the 2013 Plan, the Company reserved 4,000,000 shares of its common stock to be issued to employees, directors, consultants, and advisors as either Incentive Stock Options or Nonstatutory Stock Options. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2013 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted. The 2013 Plan shall terminate ten years from the date of its adoption by our shareholders, and no option shall be granted after termination of the 2013 Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(c)	Option Expiration Date
J John Combs III, CEO, President, Secretary	225,000	(b)	75,000	(b)	$.50	12/31/15
John Jenkins, Executive VP, former Director	180,000	(a)	60,000	(a)	$.50	12/31/15
Chris Dieterich, Director	—		—		—	—
Fortunato Villamagna, President PWS	—		—		—	—
Mike Cardillo, President REGS	225,000	(b)	75,000	(b)	$.50	12/31/15

(a)	240,000 options were issued on January 1, 2012 and 15% vest on January 1, 2012, 15% vest on June 30, 2012, 15% vest on December 31, 2012, 15 % vest on June 30, 2013, 15% vest on December 31, 2013, 15% vest on June 30, 2014 and 10% vest on December 31, 2014. Subsequent to December 31, 2013 Mr. Jenkins exercised 180,000 options in a cashless exercise receiving 110,124 shares of restricted common stock.

(b)	300,000 options were issued on January 1, 2012 and 15% vest on January 1, 2012, 15% vest on June 30, 2012, 15% vest on December 31, 2012, 15 % vest on June 30, 2013, 15% vest on December 31, 2013, 15% vest on June 30, 2014 and 10% vest on December 31, 2014.

(c)	Represents weighted average exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned includes shares of Common Stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of an option or through the conversion of another security. Except as noted, each beneficial owner has sole investment and voting power with respect to the Common Stock.

Common Stock not outstanding that is subject to options or other convertible securities or rights is deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by the person holding such options or other convertible securities or rights, but is not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

The following table sets forth information regarding the beneficial ownership of Strategic Environmental & Energy Resources’ common stock as of December 31, 2013, by (i) each person known to beneficially own more than 5% of the common stock of the Company, (ii) each of the Company’s executive officers, (iii) each member of the Board of Directors of the Company and (iv) all of the executive officers and Board members as a group. As of December 31, 2013, 47,911,975 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned (1)		Percentage of Class
Joseph John Combs III CEO, President, Chairman, Secretary 751 Pine Ridge Road Golden, Co 80403	5,331,315	(2)	11.08%

Michael Cardillo President, REGS 7801 Brighton Road, Commerce City, CO 80022	5,050,316	(3)	10.49%

John Jenkins Former Executive Vice President and former Director and President of MV LLC 751 Pine Ridge Road Golden, Co 80403	327,080	(4)	0.68%

Monty R. Lamirato Chief Financial Officer 751 Pine Ridge Road Golden, Co 80403	33,333		*

Chris Dieterich Director and former Secretary 751 Pine Ridge Road Golden, Co 80403	—		—

Fortunato Villamagna President, PWS 751 Pine Ridge Road Golden, Co 80403	1,995,000	(5)	4.16%

Clyde Berg 10050 Bandley Drive Cupertino, CA 95014-2102	4,165,000	(6)	8.43%

All Officers and Directors as a Group (6 persons)	12,737,044		26.1%

* Less than one percent.

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 5,106,315 shares owned by Mr. Combs and options to purchase 225,000 shares of common stock, which are currently exercisable.
(3)	Consists of 4,725,316 shares owned by M. Cardillo and options to purchase 225,000 shares of common stock, which are currently exercisable.
(4)	Consists of options to purchase 180,000 shares of common stock and warrant to purchase 25,000 shares of common stock, both of which are currently exercisable and shares owned by John Jenkins IRA for which Mr. Jenkins has beneficial ownership.
(5)	Consists of 1,995,000 shares owned by Black Stone Management Services, Inc. LLC, owned 25 % by Mr. Villamagna and 75% by 3 children of Mr. Fortunato from which Mr. Fortunato has beneficial ownership.
(6)	Consists of 2,690,000 shares owned by Mr. Berg and warrants to purchase 1,475,000 shares of common stock, which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

For the year ended December 31, 2013 and 2012 we had revenues of $494,700 and $203,300, respectively, from a customer, Harley Dome, in which our CEO/President is a member of the Board of Directors of Armada Water Assets, Inc, the parent company of Harley Dome. Black Stone Management Services, LLC, in which Fortunato Villmagna is Chairman and a managing member, is a minority shareholder of Armada Water Assets, Inc.

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. FortunatoVillamagna, who serves as President of our subsidiary PWS, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to two individuals, one of which is Mr. Combs, a shareholder and CEO/President of the Company and one which is Mr. Cardillo, a shareholder of the Company and President of a REGS.  There was no value to the units at the time of the allocation. In 2013, Black Stone sold 10% of its membership units to a third party receiving 875,000 shares of common stock of the Company and other equity interests. As of December 31, 2013 the Company owns 54% of the membership units, Black Stone 26% of the membership units, a third party owns 10% of the membership units and two related party individuals, noted above, each own 5% each of the membership units.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement (“License Agreement”) with Sterall Inc. (“Sterall”). Black Stone is a minority shareholder of Sterall.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter.  PWS generated no revenue for the years ended December 31, 2013 and 2012, therefore no royalties were due.

Notes payable, related parties

In February 2011, we executed a secured, promissory note with one of our officers, Mr. John Jenkins, in the amount of $50,000 (the “2011 Officer Note”).  The 2011 Officer Note is secured by certain assets in MV and bears interest at 8% per annum and was originally due on August 15, 2011.  As additional consideration, we issued to the officer a five-year warrant to purchase 25,000 shares of our common stock at an exercise price of $0.60 per share.  We valued the warrant at approximately $6,000 using the Black-Scholes model and recorded this amount as a debt discount.  The debt discount was fully amortized during 2011.   On December 31, 2013, the balance of the note and accrued interest which totaled $61,404 was converted into 122,080 shares of common stock.

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2013 and 2012 are as follows:

	2013	2012

Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO, Mr. Combs, by a third party in 2010; due on demand, in default	$97,000	$97,000

Note payable due to Mr. Cardillo, President of our subsidiary, REGS, interest at 8% per annum, originally due February 2009, in default	—	4,200

2011 Officer Note (see description above), in default	—	50,000

Accrued interest	39,900	39,200
	$136,900	$190,400

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

Director Independence

As of this filing, only one of the directors is considered independent.  In 2014, the company intends to identify and elect two or more independent directors.

Board Meetings and committees; annual meeting attendance

There was one board meeting held in 2013, which was attended by the three directors. There were two board meetings held in 2012, both of which were fully attended by the three directors.

There is no Nominating Committee for directors, which the Company considers reasonable, as there is no direct compensation to directors who are not also officers, and there is no liability insurance available for errors and omissions, should they occur.  Therefore, the Company has found it extremely difficult to attract independent directors.

Audit Committee

As of this filing, there was no audit committee. In 2014, the Company intends to form an audit committee to oversee all matters related to the Company’s financial activities and reporting requirements.

Audit Committee Financial Expert

None

Compensation Committee

As of this filing there was no compensation committee.  In 2014, the Company intends to form a compensation committee to oversee all matters related to the Company’s compensation plans and packages.

Promoters and Certain Control Persons

In connection with the Private Placement during the fourth quarter of 2013, the Company accrued $200,000 in placement fees to Corporate Capital Group, as brokerage fees. In addition, we accrued $53,000 in placement fees and issued a warrant to purchase 50,000 shares having a five-year exercise period and a strike price of $1.00 per share.  The warrants were valued at $11,500.

ITEM 14.  Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC. for the years ended December 31, 2013 and 2012

	2013 Fees	2012 Fees
Audit Fees	$121,200	$67,200
Audit-Related Fees	—	—
Tax Fees	40,900	—
Total Fees	$162,100	$67,200

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2012 fees include only the annual audit fees, whereas 2013 includes the annual audit fees, review of Form 10 Registration Statement and amendments thereto and review of Form 10-Q for the quarter ended September 31, 2013.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning. The 2013 tax fees were for the preparation of the Company’s returns for the years 2008 through 2012.

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

a) Financial Statements

The following financial statements are included as Exhibit 99.1 and are hereby incorporated by reference:

Audited Financial Statements

(b) Exhibits

The following documents are filed as exhibits to this Registration Statement:

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer (Section 1350)
32.2	Certification of Principal Financial Officer (Section 1350)
99.1	Financial Statements

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2014	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

