Form 10-Q
period 2014-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2014-05-15
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

751 Pine Ridge Road, Golden, CO 80403

(Address of principal executive offices including zip code)

303-277-1625

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 31, 2014 the Registrant had 50,573,909 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

1

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	Unaudited	*
Current assets:
Cash	$2,166,100	$2,419,100
Cash – restricted	250,000	250,000
Accounts receivable, net of allowance of $76,000	1,447,600	1,170,000
Costs and estimated earnings in excess billings on uncompleted contracts	102,000	78,500
Inventory	22,400	22,400
Prepaid expenses and other assets	171,000	253,000
Total current assets	4,159,100	4,193,000

Property and equipment, net	2,476,000	1,762,900
Intangible assets, net	364,100	379,500
Other assets	36,800	36,800
TOTAL ASSETS	$7,036,000	$6,372,200

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,286,800	$1,506,800
Accrued liabilities	954,300	924,200
Billings in excess of costs and estimated earnings on uncompleted contracts	178,200	170,300
Current portion of payroll taxes payable	264,900	250,600
Customer deposits	—	118,000
Deferred revenue	435,600	—
Current portion of notes payable and capital lease obligations	405,300	504,700
Notes payable - related parties, including accrued interest	138,800	136,900
Total current liabilities	3,663,900	3,611,500

Payroll taxes payable, net of current portion	727,600	720,800
Notes payable and capital lease obligations, net of current portion	26,300	48,100
Total liabilities	4,417,800	4,380,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued		—
Common stock; $.001 par value; 70,000,000 shares authorized; and 50,573,909 47,911,975 shares issued and outstanding 2014 and 2013, respectively	50,600	47,900
Common stock subscribed	50,000	50,000
Additional paid-in capital	16,324,700	14,597,700
Stock subscription receivable	(50,000)	(50,000)
Accumulated deficit	(13,250,400)	(12,215,200)
Total stockholders’ equity	3,124,900	2,430,400
Non-controlling interest	(506,700)	(438,600)
Total equity	2,618,200	1,991,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,036,000	$6,372,200

*These numbers were derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
Revenue:	2014	2013
Products	$520,100	$901,600
Services	2,262,900	1,667,300
Total revenue	2,783,000	2,568,900

Operating expenses:
Products costs	380,200	583,600
Services costs	1,581,400	1,190,600
Selling, general and administrative expenses	1,908,700	1,000,700
Total operating expenses	3,870,300	2,774,900

Loss from operations	(1,087,300)	(206,000)

Other income (expense):
Interest income	—	2,000
Interest expense	(23,600)	(34,500)
Penalties and late fees	(1,100)	(1,400)
Gain on debt settlements	24,400	—
Other	(15,700)	—
Total non-operating expense, net	(16,000)	(33,900)

Net loss	(1,103,300)	(239,900)
Less: Net loss attributable to non-controlling interest	(68,100)	(68,400)

Net loss attributable to SEER common stockholders	$(1,035,200)	$(171,500)

Net loss per share, basic and diluted	$(.02)	*

Weighted average shares outstanding – basic and diluted	49,348,566	41,281,000

•	Less than $(.01) per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2014	2013
Net loss	$(1,103,300)	$(239,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	(1,100)	22,800
Depreciation and amortization	93,100	86,900
Stock-based compensation expense	648,700	5,500
Gain on extinguishment of debt	(24,400)	—

Changes in operating assets and liabilities:
Cash – restricted	—	88,400
Accounts receivable	(276,500)	(128,600)
Costs in Excess of billings on uncompleted contracts	(23,500)	(142,000)
Inventory and Inventory held for sale	—	27,500
Prepaid expenses and other assets	82,000	(154,600)
Accounts payable	(220,000)	98,500
Accrued liabilities and related party notes payable accrued interest	18,900	2,000
Billings in excess of revenue on uncompleted contracts	7,900	135,200
Deferred revenue	317,600
Payroll taxes payable	34,200	(3,400)
Net cash used in operating activities	(446,400)	(201,700)
Cash flows from investing activities:
Purchase of property and equipment	(784,900)	(191,800)
Purchase of intangibles	(5,900)	—
Proceeds the sale of property and equipment	—	—
Net cash used in investing activities	(790,800)	(191,800)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(96,800)	(38,900)
Payments of related party notes payable and accrued interest	—	(1,800)
Proceeds from exercise of warrants	305,000	—
Proceeds from the sale of common stock and warrants, net of expenses	776,000	494,000
Net cash provided by financing activities	984,200	453,300
Net increase (decrease) in cash	(253,000)	59,800
Cash at the beginning of period	2,419,100	70,400
Cash at the end of period	$2,166,100	$130,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,300	$2,900

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. ("SEER," "we," or the "Company"), a Nevada corporation, is a provider of next-generation clean-technologies and waste management innovations. The Company also provides services related to the various technologies and innovative solutions. SEER has three wholly-owned operating subsidiaries and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three majority-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services ("REGS")) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities in Colorado, Wyoming, Oklahoma, Kansas and Utah; 2) Tactical Cleaning Company, LLC ("Tactical"), from its sites in Colorado and Kansas, provides proprietary cleaning services related to railcar tankers, tank trucks and frac tanks to customers both small and large; 3) MV, LLC ("MV"), designs and builds biogas conditioning solutions for renewable fuel generation and emission capture and odor control units primarily for landfills, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.

The two majority-owned subsidiaries include; 1) Paragon Waste Solutions, LLC ("PWS") and 2) ReaCH4Biogas (“Reach”). PWS is currently owned 54% by SEER (see Note 7).

PWS is developing specific opportunities to deploy and commercialize patent-pending technologies for a non-thermal oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, Paragon’s technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other green house gases) generated from diverse sources such as refineries, oil fields, and many others.

Reach (originally known as BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas ("CNG") for fleet vehicle fuel. Reach had no operations as of December 31, 2013 and had de minimis start-up costs for the quarter ended March 31, 2014.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly-owned subsidiaries, REGS, TCC and MV and its majority-owned subsidiaries PWS and Reach, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on March 27, 2014 for the years ended December 31, 2013 and 2012.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $7,600 and $93,000, for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2014 and 2013 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2014 and December 31, 2013. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the fiscal first quarter of 2013, the Company adopted the FASB guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the effect of significant reclassifications out of AOCI on the respective line items on the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. This update became effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this guidance had no impact on the Company’s financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. The adoption of this guidance on January 1, 2014 had no impact on the Company’s financial position and results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2014	December 31, 2013

Field and shop equipment	$1,454,600	$1,361,100
Vehicles	516,700	516,700
Waste destruction equipment	164,900	164,900
Waste destruction equipment in progress	1,179,300	542,500
Furniture and office equipment	102,900	27,500
Leasehold improvements	65,400	55,500
Equipment, construction in progress	—	30,600
	3,483,800	2,698,800
Less: accumulated depreciation and amortization	(1,007,800)	(935,900)
Property and equipment, net	$2,476,000	$1,762,900

Depreciation expense and amortization of leasehold improvements was $93,100 and $65,600, respectively, for the three months ended March 31, 2014 and 2013.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31,
	2014	2013
Field and shop equipment	$241,500	$241,500
Less: accumulated amortization	(30,500)	(27,000)
	$211,000	$214,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(34,500)	$8,000
Technology	731,700	(383,700)	348,000
Trade name	54,600	(46,500)	8,100
	$828,800	$(464,700)	$364,100

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(33,900)	$8,600
Technology	725,700	(365,800)	359,900
Trade name	54,600	(43,600)	11,000
	$822,800	$(443,300)	$379,500

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $21,300 for the three months ended March 31, 2014 and 2013. The estimated aggregate amortization expense for each of the next five years is as follows:

Remaining 2014	$63,800
2015	77,000
2016	71,200
2017	71,200
2018	35,500
Thereafter	45,400
$364,100

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2014	December 31, 2013

Accrued payroll and payroll related expenses	$700,900	$451,500
Accrued stock offering costs	—	216,000
Accrued interest	44,000	73,200
Accrued material and other job related costs	—	71,700
Other	209,400	111,800
	$954,300	$924,200

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2014	2013

Revenue Recognized	$350,900	$331,100
Less: Billings to date	(248,900)	(252,600)
Costs and estimated earnings in excess of billings on uncompleted contracts	$102,000	$78,500

Billings to date	$647,700	$606,700
Revenue recognized	(469,500)	(436,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$178,200	$170,300

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

At March 31, 2014 and December 31, 2013 the Company owned 54% of the membership units of PWS, Black Stone Management Services, LLC ("Black Stone"), the original inventor of the technology, owned 26%, an outside third party 10% and two related parties, each owned 5%.

In August, 2011, we acquired certain waste destruction technology intellectual property (the "IP") from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that granted to PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. PWS generated no revenue for the three months ended March 31, 2014 and for the year ended December 31, 2013, therefore no royalties were due.

Since its inception through March 31, 2014, we have provided approximately $2.1 million in funding to PWS for working capital, the further development and construction of a prototype, and the construction of commercial waste destruction units for placement with licensees. None of the minority interest holders have made capital contributions or other funding to PWS. The intent of the operating agreement is that we will provide the funding as a loan to be repaid out of future earnings of PWS and prior to any capital distributions to members.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement ("License Agreement") with Sterall Inc. ("Sterall"). The License Agreement grants to Sterall the use of the PWS Technology and requires payments of licensing fees, unit placement fees and distribution of net operating profits as more fully described in Footnote 7 in our 2013 Annual Report on Form 10-K filed on March 27, 2014. In the quarter ended March 31, 2014, Sterall ordered a second CoronaLux™ unit and that unit was still under construction at March 31, 2014.

In addition, on March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC ("eCycling"). The License Agreement grants to eCycling the use of the PWS Technology for an initial term of five years and requires a payment of $176,875 as an initial licensing fee and distribution of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology.

Payment received by Sterall and eCycling for licensing fees and unit fees have been recorded as deferred revenue in the accompanying condensed consolidated balance sheets at March 31, 2014 until the PWS units are placed in service.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes and accrued interest and penalties related to the unpaid payroll taxes. All interest and penalties related to the delinquent federal payroll taxes are included in the section labeled “other income and expenses” in the attached condensed consolidated statement of operations.

In September 2011, we received approval from the Internal Revenue Service (“IRS”) to begin paying our outstanding federal payroll tax and related interest and penalties liabilities totaling approximately $971,000, for the aforementioned years in installments (the “Installment Plan”). Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability is paid in full. Through the duration of the Installment Plan, the IRS continues to charge penalties and interest at statutory rates. If the conditions of the Installment Plan are not met, the IRS may cancel it and may demand the outstanding liability to be repaid through a levy on income, bank accounts or other assets, or by seizing certain of our assets. Additionally, the IRS has filed a notice of federal tax lien against certain of our assets to satisfy the obligation. The IRS is to release this lien if and when we pay the full amount due. As of March 31, 2014 and December 31, 2013, the outstanding balance due to the IRS was $965,100, and $958,300, respectively.

Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay them.

In May 2013, REGS filed an Offer in Compromise with the IRS. While the Offer in Compromise is under review by the IRS, the requirement to pay $25,000 a month under the Installment Plan is suspended. REGS received a letter from the IRS, dated March 27, 2014, rejecting our Offer in Compromise and in accordance with the rejection letter the Company has submitted a written appeal. During the pendency of appeal, no monthly installment payment is required.

NOTE 9 – DEBT

In June 2011, we issued an unsecured promissory note to a third party in the amount of $40,000 (the “June 2011 Note”) bearing interest at a rate of 10% per annum and a three year warrant to purchase 13,000 shares of our common stock at an exercise price of $1.00 per share. In addition, a second note payable, to the same third party, in the amount of $25,000 plus $3,000 of accrued interest was also converted into the June 2011 Note, resulting in a new principal balance of $68,000. Principal payments were due beginning November 2011 and the June 2011 Note is in default as of December 31, 2013 and 2012, as no payments have been made to date. We valued the warrant at $170 using the Black-Scholes model and recorded this amount as a debt discount. The debt discount was fully amortized during 2011.

The Company entered into a loan agreement evidenced by a convertible secured promissory note with Advanced Technology Materials, Inc. on February 14, 2012. The amount of the convertible secured promissory note is $225,000. The loan agreement allows for an additional $225,000 to be borrowed upon meeting certain defined milestones and stipulates the Company provide the lenders, among other things, a security agreement which also identifies the collateral, a development agreement, and use the loan proceeds for projects and transactions contemplated in the term sheet and development agreement. The registration rights agreement has not been executed by the parties to the loan. The note bears interest at 5 percent per annum. The entire loan and/or unpaid balance of the loan and accrued interest can be converted into the Company’s common stock at $0.50 per share at any time at the option of the holder. However, if the lender does not convert any of the principal or interest into common stock, then $112,500 of principal plus accrued interest will be due on demand on or after December 31, 2014.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

Debt as of March 31, 2014 and December 31, 2013, was comprised of the following:

	2014	2013

June 2011 Note (See above)	$68,000	$68,000

Note payable dated February 2012 (see above), interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $.50 per share.	225,000	225,000

Promissory note dated December 2009, unsecured, bearing interest at 6% per annum, six monthly payments ranging from $10,000 to $25,000 commencing February 2010, balloon payment for outstanding balance due July 2010. The promissory note was in default as of December 31, 2013 and was paid in full as of March 31, 2014	—	104,200

Capital lease obligations, secured by certain assets, maturing September 2011 through August 2016	138,600	155,600
Total notes payable and capital lease obligations	431,600	552,800

Less: current portion, including debt discount	(405,300)	(504,700)
Notes payable and capital lease obligations, long-term	$26,300	$48,100

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013

Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; originally due on demand, in default at December 31, 2013 has been extended to December 31, 2014.	$97,000	$97,000

Accrued interest	41,800	39,900

	$138,800	$136,900

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

For the three months ended March 31, 2014 and 2013 we had revenues of $114,000 and $141,000, respectively, from a customer, Harley Dome, in which our CEO/President is a member of the Board of Directors of Armada Water Assets, Inc, the parent company of Harley Dome. Our CEO and Black Stone , in which Fortunato Villamagna is Chairman and a managing member and President of our subsidiary PWS, are minority shareholders of Armada Water Assets, Inc.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement (“License Agreement”) with Sterall Inc. (“Sterall”). Black Stone in which Fortunato Villamagna is Chairman and a managing member and President of our subsidiary PWS, is a minority shareholder of Sterall.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – EQUITY TRANSACTIONS

In October 2013, we initiated a private placement (“October 2013 PP”) for the sale of a unit comprised of 70,000 shares and 35,000 warrants for $50,000. Each warrant is exercisable for a period of five years at an exercise price of $1.00 per share. A total of 64.25 units (4,497,500 common shares and 2,248,750 warrants) were sold in 2013 for gross proceeds of $3,212,500 and proceeds net of $254,800 in offering costs were $2,957,700. In addition to the commission, a warrant was issued for 50,000 shares, exercisable for a period of five years at $1.00 per share. The fair market value of the common stock warrant was determined using the Black-Scholes valuation model and resulted in a valuation of $.115. As such, the $.715 unit price was allocated $.60 and $.115 to the common stock and warrant, respectively.

During the three months ended March 31, 2014 we sold a total of 4.125 Units (consisting of 1,155,000 shares of common stock and 577,500 warrants) for gross proceeds of $825,000 less $49,000 in offering costs for net proceeds of $776,000.

During the three months ended March 31, 2014 the Company issued 396,934 shares of common stock in connection with the cashless exercise of 669,600 common stock options.

During the three months ended March 31, 2014 the Company issued 610,000 shares of common stock in connection with the exercise of warrants at $.50 per share, resulting in proceeds of $305,000.

During the three months ended March 31, 2014, we issued 500,000 shares of common stock for consulting services valued at $550,000. The consulting services are related to financial advisory services, potential strategic acquisition evaluations, strategic planning and market evaluations.

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to one customer for the three months ended March 31, 2014 that represented approximately 47% of our total sales. We had sales from operations to two customers for the three months ended March 31, 2013 that represented approximately 34% of our sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2014	2013

Warrants	9,678,750	6,487,500
Options	2,062,500	2,234,000
Convertible notes payable	225,000	225,000
	11,966,250	8,946,500

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified four segments as follows:

REGS	Industrial Cleaning
Tactical	Rail Car Cleaning
MV and Reach	Environmental Solutions
PWS	Solid Waste

Reach has had minimal operations through March 31, 2014.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2014 and 2013 is as follows:

	Industrial	Railcar	Environmental	Solid
2014	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,657,600	$605,300	$520,100	—	—	$2,783,000
Depreciation and amortization (1)	$48,700	$5,100	$33,400	$300	$5,600	$93,100
Interest expense	$10,600	$7,900	$1,700	$200	$3,200	$23,600
Stock-based compensation	—	—	—	—	$648,700	$648,700
Net income (loss)	$217,700	$31,700	$(118,700)	$(147,800)	$(1,086,200)	$(1,103,300)
Capital expenditures (cash and noncash)	$27,100	$—	$55,700	$639,900	$62,200	$784,900
Total assets	$1,679,200	$612,100	$795,700	$1,508,500	$2,440,500	$7,036,000

	Industrial	Railcar	Environmental	Solid
2013	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,118,100	$549,100	$901,600	—	—	$2,568,800
Depreciation and amortization (1)	$47,100	$5,900	$31,400	—	$2,500	$86,900
Interest expense	$7,800	$9,700	$2,600	—	$3,800	$23,900
Stock-based compensation	—	—	—	—	$5,500	$5,500
Net income (loss)	$22,100	$75,400	$118,900	$(80,300)	$(376,000)	$(239,000)
Capital expenditures (cash and noncash)	$150,900	$40,900	—	—	—	$191,800
Total assets	$1,580,900	$448,700	$1,063,700	—	$157,700	$3,251,000
(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after March 31, 2014 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on March 27, 2014. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

SEER BUSINESS OVERVIEW

Strategic Environmental & Energy Resources, Inc. ("the Company" or "SEER") was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc ("SOZG"). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC. SEER is dedicated to assembling complementary service and product businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries. SEER currently operates five companies with three offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S. Each of the five operating companies is discussed in more detail below.

The Company’s domestic strategy is to grow internally through SEER’s existing customer base and subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services. The focus of the SEER family of companies, however is to increase its higher margin revenue by securing or developing new and patent-pending technologies and then leveraging its 20-year service experience to place these innovations and solutions into the growing markets of vapor/emission capture and control, renewable “green gas” capture and sale, Compressed Natural Gas ("CNG") fuel generation for fleet use, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services and products.

The company now owns and manages four operating entities and one newly formed entity that has no significant operations to date.

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

Tactical Cleaning Company, LLC (“Tactical”): (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt.

MV, LLC (“MV”): (operating since 2003)  MV is an engineering/technology oriented company that designs and sells patented and/or proprietary odor, vapor, and fugitive emission control systems for use in oil and gas production, refining, and many other industries. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable fuel for a number of markets, such as fleet vehicle fuel to replace diesel or gasoline. The target markets for these solutions are primarily conversion in agricultural, food and beverage and agriculture digestors and landfill operations.

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is an operating company that has developed a patent-pending technology based on a pyrolytic destruction assisted by a “non-thermal plasma” oxidation process. This process involves gasification of the solid waste and then a non-thermal plasma oxidation process that makes possible the destruction of hazardous chemical and biological waste via a low temperature and low oxygen pyrolytic process. The term non-thermal plasma refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. PWS believes that our technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) that eliminates the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

MV RCM Joint Venture: In April 2013, MV Technologies, Inc ("MV") and RCM International, LLC ("RCM") entered into an Agreement to develop hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture”). RCM and MV Technologies will independently market the hybrid scrubber systems. The contractual Joint Venture has an initial term of five years and will automatically renew for successive one-year periods unless either Party gives the other Party one hundred and eighty (180) days notice prior to the applicable renewal date. Operations to date of the Joint Venture have been limited to formation activities.

ReaCH4BioGas (“Reach”) (originally known as Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of March 31, 2014.

SEER’s Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $13.2 million as of March 31, 2014. For the three months ended March 31, 2014 and 2013 we incurred a net loss, before non-controlling interest, of $1,103,300 and $239,900, respectively. As of March 31, 2014 our current assets exceed our current liabilities by $495,200 and our total assets exceeded our total liabilities by $2,618,200. As of December 31, 2013, our current assets exceeded our current liabilities by $581,500 and our total assets exceeded our total liabilities by $1,991,800.

Realization of a major portion of our assets as of March 31, 2014 and December 31, 2013, is dependent upon our continued operations. Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern. For the year ended December 31, 2013 we had net proceeds of approximately $3.7 million through the sale of common stock and for the three months ended March 31, 2014, the Company raised $1.1 million from the sale of common stock and the exercise of common stock warrants. For the year ended December 31, 2013, notes payable and accrued interest totaling $61,400 was converted to equity. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability. We also increased our business development efforts primarily in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from the expected sale of common stock in 2014 will be sufficient to allow the Company to maintain its operations through March 31, 2015 and into the foreseeable future.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Total revenues were $2.8 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase of approximately $214,000 or 8% in revenues comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013 is primarily attributable to increases in revenues from our industrial cleaning and railcar cleaning segments which increased from approximately $1.7 million in 2013 to approximately $2.3 million in 2014, offset by a decrease in revenues from our environmental solutions segment from $902,000 in 2013 to $520,000. Our environmental solutions segment revenue decreased by approximately $382,000 comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013 as a result of fewer projects. Our industrial cleaning segment revenues increased $540,000 comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013, and the increase is attributable to the cyclical nature of tank cleaning in the refining industry and is attributable to a single customer. Our railcar cleaning segment revenues increased approximately $56,000 comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013, and the increase is attributable to an increase in the number of railcars.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, was $3.9 million for the quarter ended March 31, 2014 compared to $2.8 million for the quarter ended March 31, 2013. The $1.1 million increase in operating costs is primarily the result of an increase in SG&A and to a lesser extent, an 8% increase in revenues. The increase in revenues from the quarter ended March 31, 2013 to the quarter ended March 31, 2014 resulted in a 10% increase in product and service costs. Service costs as a percentage of service revenues were 70% for the quarter ended March 31, 2014 and 71% for the quarter ended March 31, 2013. Product costs as a percentage of product revenues increased to 73% from 65% when comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013 primarily due to recurring product sales that typically have lower margins than the normal one-time long term project margins that have higher margins. SG&A expense increased from approximately $1 million for the quarter ended March 31, 2013, to approximately $1.9 million for the quarter ended March 31, 2014. The increase in 2014 compared to 2013 is primarily due to i) an increase in common stock issued for services in 2014 ($550,000) for which there was none in 2013, ii) payroll tax costs related to the cashless exercise of common stock options in 2014 ($34,000) for which there was none in 2013 and iii) an increase in salaries and wages in 2014 ($266,000) compared to 2013. Salaries and wages (including bonuses), the single largest component of SG&A, increased from $317,000 for the quarter ended March 31, 2013 to $583,000 the quarter ended March 31, 2014. Part of the increase in salaries and wages in 2014 was due to an increase in staff.

Total non-operating other income (expense), net was $(16,000) for the quarter ended March 31, 2014 compared to $(33,900) for the quarter ended March 31, 2013. The decrease is due to a reduction in interest expense because of a reduction in interest bearing debt in 2013 and a gain on debt settlement of $24,400 in 2014 for which there was no similar gain in 2013.

There is no provision for income taxes for both the quarter ended March 31, 2014 and 2013, due to our net losses for both periods.

Net loss, before non-controlling interest, for the quarter ended March 31, 2014 was $1,103,300 compared to a net loss, before non-controlling interest, of $239,900 for the quarter ended March 31, 2013. The net loss attributable to SEER after deducting $68,100 for the non-controlling interest was $1,035,200 for the quarter ended March 31, 2014 as compared to $171,500, after deducting $68,400 in non-controlling interest for the quarter ended March 31, 2013. As noted above, the 8% increase in revenue in 2014 over 2013 was offset by certain non-cash expenses noted above, totaling $584,000, and a $266,000 increase in salaries and wages comparing the quarter ended March 31, 2014 to the quarter ended March 31, 2013.

Changes in Cash Flow

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2014 was $454,200 compared to net cash used by operating activities for the three months ended March 31, 2013 of $201,700. The increase in the net cash used in operating activities is the result of our increase in our net loss from $239,900 in 2013 to $1,103,300 in 2014. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Stock based compensation increased significantly comparing March 31, 2013 to March 31, 2014 as a result of the issuance of 500,000 shares of common stock for services. Revenues increased approximately 8% comparing 2013 to 2014 and as such trade accounts receivable increased from 2013 to 2014. Prepaid expenses increased in 2014 compared to 2013 due to deposits for insurance and professional services in 2014 as well as an increase in prepaid supplies as a result of an increase in revenues. Accounts payable decreased in 2014 compared to 2013 which was the result an increase in available working capital in 2014, primarily from the proceeds of sales of common stock and warrant exercises, which allowed us to pay down some older payables. There was a slight change in accrued liabilities and related party debt for the three months ended March 31, 2014 compared to March 31, 2013. For the three months ended March 31, 2014 we had an increase in deferred revenue of $317,600 which represents payments from PWS licensees for which revenue has not yet been recognized; we had no such amounts in 2013. (See Note 7)

Investing activities

The increase in net cash used in investing activities in 2014 compared to 2013 is primarily attributable to construction of several CoronaLux™ units by PWS for placement of these units with licensees to allow them to commence waste destruction operations. The capital expenditures in 2013 were to support the increase in revenues by our service segment. Our capital expenditures were $790,800 and $191,800 for the three months ended March 31, 2014 and 2013, respectively. We have been able to invest in equipment as a result of raising capital through the sale of common stock.

Financing Activities

Net cash provided by financing activities was $790,800 for the three months ended March 31, 2014 compared to $191,800 for three months ended March 31, 2013. The increase is attributable to a i) the completion of a private placement of common stock and warrants of $776,000 and ii) the exercise of warrants that resulted in proceeds of $305,000 for the three months ended March 31, 2014 compared to proceeds of $494,400 from the sales of common stock and warrants for the three months ended March 31 2014. The increase in repayments of notes payable and capital leases obligations in 2014 was due to new capital leases entered into in 2013.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $79,400 and $92,900 has been reserved as of March 31, 2014 and December 31, 2013, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2014 and December 31, 2013, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2014 and December 31, 2013.

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

During the fiscal first quarter of 2013, the Company adopted the FASB guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the effect of significant reclassifications out of AOCI on the respective line items on the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. This update became effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this guidance had no impact on the Company’s financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. The adoption of this guidance on January 1, 2014 had no impact on the Company’s financial position and results of operations.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and the person performing the similar function as Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2014, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2014 through March 31, 2014 the Company (i) issued 1,155,000 shares of common stock in connection with the sale of common stock to accredited investors receiving gross proceeds of $825,000 (ii) issued 610,000 shares of common stock in connection with the exercise of warrants, resulting in proceeds of $310,000, (iii) issued 396,934 shares of common stock in connection with the cashless exercise of 669,600 nonqualified stock options and (iii) issued 550,000 shares of common stock for services valued at $550,000.

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

In addition, there was no general solicitation or advertising for the purchase of these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer (Section 1350)
32.2	Certification of Principal Financial Officer (Section 1350)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014

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

Dated: May 15, 2014	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs
J. John Combs
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

