Form 10-Q
period 2014-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2014-08-12
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(720) 460-3522

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2014 the Registrant had 51,346,036 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2014	December 31, 2013
ASSETS	Unaudited	*
Current assets:
Cash	$1,360,200	$2,419,100
Cash – restricted	250,000	250,000
Accounts receivable, net of allowance of $76,000	2,514,200	1,170,000
Costs and estimated earnings in excess billings on uncompleted contracts	173,200	78,500
Inventory	39,000	22,400
Prepaid expenses and other current assets	313,900	253,000
Total current assets	4,650,500	4,193,000

Property and equipment, net	3,894,900	1,762,900
Intangible assets, net	389,700	379,500
Other assets	34,600	36,800
TOTAL ASSETS	$8,969,700	$6,372,200

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,227,900	$1,506,800
Accrued liabilities	790,600	924,200
Billings in excess of costs and estimated earnings on uncompleted contracts	349,300	170,300
Current portion of payroll taxes payable	943,200	250,600
Customer deposits	330,000	118,000
Deferred revenue	419,500	—
Current portion of notes payable and capital lease obligations	383,300	504,700
Notes payable - related parties, including accrued interest	130,700	136,900
Total current liabilities	5,574,500	3,611,500

Payroll taxes payable, net of current portion	—	720,800
Notes payable and capital lease obligations, net of current portion	16,500	48,100
Total liabilities	5,591,000	4,380,400

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued		—
Common stock; $.001 par value; 70,000,000 shares authorized; and 51,346,036 47,911,975 shares issued and outstanding 2014 and 2013, respectively	51,300	47,900
Common stock subscribed	50,000	50,000
Additional paid-in capital	16,717,700	14,597,700
Stock subscription receivable	(50,000)	(50,000)
Accumulated deficit	(12,785,800)	(12,215,200)
Total stockholders’ equity	3,983,200	2,430,400
Non-controlling interest	(604,500)	(438,600)
Total equity	3,378,700	1,991,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,969,700	$6,372,200

*These numbers were derived from the audited financial statements for the year ended December 31, 2013. See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2014	2013	2014	2013
Products	$1,061,400	$1,159,300	$1,581,500	$2,060,900
Services	3,135,600	1,769,600	5,398,500	3,436,900
Licensing	78,700	—	78,700	—
Total revenue	4,275,700	2,928,900	7,058,700	5,497,800

Operating expenses:
Products costs	747,400	824,200	1,127,600	1,396,500
Services costs	1,988,900	1,385,500	3,570,200	2,584,100
Licensing costs	123,500	—	123,500	—
Selling, general and administrative expenses	1,062,800	801,500	2,971,600	1,816,100
Total operating expenses	3,922,600	3,011,200	7,792,900	5,796,700

Income (Loss) from operations	353,100	(82,300)	(734,200)	(298,900)

Other income (expense):
Interest income	—	2,000	—	4,000
Interest expense	(19,100)	(29,400)	(42,700)	(53,300)
Gain on debt settlements	—	—	24,400	—
Other	32,800	46,400	16,000	45,000
Total non-operating income (expense), net	13,700	19,000	(2,300)	(4,300)

Net income (loss)	366,800	(63,300)	(736,500)	(303,200)
Less: Net loss attributable to non-controlling interest	(97,800)	(46,000)	(165,900)	(114,400)
Net income (loss) attributable to SEER common stockholders	$464,600	$(17,300)	$(570,600)	$(188,800)

Net income (loss) per share, basic and diluted	$.01	*	$(.01)	$(.01)

Weighted average shares outstanding – basic and diluted	51,196,100	42,927,700	50,277,400	42,044,900

•	Less than $(.01) per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2014	2013
Net loss	$(736,500)	$(303,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	(1,000)	19,000
Depreciation and amortization	216,700	180,100
Stock-based compensation expense	685,400	11,000
Gain on extinguishment of debt	(24,400)	(8,500)
Changes in operating assets and liabilities:
Cash – restricted	—	92,000
Accounts receivable	(1,343,100)	(284,600)
Costs in Excess of billings on uncompleted contracts	(94,700)	(249,400)
Inventory of supplies	(16,600)	19,400
Prepaid expenses and other assets	(58,700)	(286,100)
Accounts payable	721,000	474,600
Accrued liabilities	(105,400)	65,800
Billings in excess of revenue on uncompleted contracts	179,000	(81,400)
Deferred revenue	419,500	—
Customer deposits	212,000	—
Payroll taxes payable	(28,200)	(80,700)
Net cash provided by (used in) operating activities	25,000	(432,000)
Cash flows from investing activities:
Purchase of property and equipment	(2,305,000)	(253,600)
Purchase of intangibles	(53,900)	(11,900)
Proceeds the sale of property and equipment	—	—
Net cash used in investing activities	(2,358,900)	(265,500)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(153,000)	(88,600)
Payments of related party notes payable and accrued interest	(10,000)	2,400
Proceeds from exercise of warrants	662,000	—
Proceeds from the sale of common stock and warrants, net of expenses	776,000	779,000
Net cash provided by financing activities	1,275,000	692,800
Net increase (decrease) in cash	(1,058,900)	(4,700)
Cash at the beginning of period	2,419,100	70,400
Cash at the end of period	$1,360,200	$65,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,400	$39,000

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly-owned operating subsidiaries and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities; 2) Tactical Cleaning Company, LLC (“Tactical”), provides proprietary cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas; 3) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.

The two majority-owned subsidiaries include; 1) Paragon Waste Solutions, LLC (“PWS”) and 2) ReaCH4Biogas (“Reach”). PWS is currently owned 54% by SEER (see Note 7) and Reach is owned 85% by SEER.

PWS is developing specific opportunities to deploy and commercialize patent-pending technologies for a non-thermal oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, Paragon’s technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others.

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had no operations as of December 31, 2013 and had minimal operations for the quarter ended June 30, 2014.

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

Licensing Revenue Recognition

The Company’s revenues from license agreements are recognized as a single accounting unit over the term of the license.  In accordance with Accounting Standards Codification (“ASC”) 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

The Company has five-year licensing agreements with two companies in which the Company amortizes various licensing fees on a straight-line basis over the five-year life of the agreement.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

Research and Development

Research and development costs are charged to expense as incurred. Such expenses were $39,300 and $42,600, for the three months ended June 30, 2014 and 2013, respectively and $46,900 and $135,800, for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes, which utilizes the asset and liability method of computing deferred income taxes. The objective of this method is to establish deferred tax assets and liabilities for any temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and six months ended June 30, 2014 and 2013 the Company recognized no adjustments for uncertain tax positions.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2014 and December 31, 2013. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2012 and is current on all of its tax filings. The tax periods for the years ending December 31, 2008 through 2012 are open to examination by federal and state authorities.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2014	December 31, 2013

Field and shop equipment	$1,499,700	$1,361,100
Vehicles	522,200	516,700
Waste destruction equipment	1,049,100	164,900
Waste destruction equipment in progress	1,760,700	542,500
Furniture and office equipment	106,700	27,500
Leasehold improvements	65,400	55,500
Equipment, construction in progress	—	30,600
	5,003,800	2,698,800
Less: accumulated depreciation and amortization	(1,108,900)	(935,900)
Property and equipment, net	$3,894,900	$1,762,900

Depreciation expense and amortization of leasehold improvements was $101,500 and $72,000, respectively, for the three months ended June 30, 2014 and 2013 and was $173,400 and $137,600, respectively, for the six months ended June 30, 2014 and 2013

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30,	December 31,
	2014	2013
Field and shop equipment	$131,500	$131,500
Less: accumulated amortization	(34,100)	(27,000)
	$97,400	$104,500

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(37,000)	$5,500
Technology	779,700	(402,600)	377,100
Trade name	54,600	(47,500)	7,100
	$876,800	$(487,100)	$389,700

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(33,900)	$8,600
Technology	725,700	(365,800)	359,900
Trade name	54,600	(43,600)	11,000
	$822,800	$(443,300)	$379,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS, continued

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $22,000 and $21,300 for the three months ended June 30, 2014 and 2013, respectively and was $43,200 and $42,600 for the six months ended June 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

Remaining 2014	$43,900
2015	79,800
2016	74,000
2017	74,000
2018	38,300
Thereafter	79,700
$389,700

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2014	December 31, 2013

Accrued payroll and payroll related expenses	$616,200	$451,500
Accrued stock offering costs	—	216,000
Accrued interest	47,700	73,200
Accrued material and other job related costs	—	71,700
Other	126,700	111,800
	$790,600	$924,200

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30,	December 31,
	2014	2013

Revenue Recognized	$1,293,800	$331,100
Less: Billings to date	(1,120,600)	(252,600)
Costs and estimated earnings in excess of billings on uncompleted contracts	$173,200	$78,500

Billings to date	$861,600	$606,700
Revenue recognized	(512,300)	(436,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$349,300	$170,300

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

At June 30, 2014 and December 31, 2013 the Company owned 54% of the membership units of PWS, Black Stone Management Services, LLC (“Black Stone”), the original inventor of the technology, owned 26%, a shareholder of the Company 10% and two related parties, each owned 5%.

In August, 2011, we acquired certain waste destruction technology intellectual property (the “IP”) from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that granted to PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. PWS generated licensing and placement revenues of $38,700 for the quarter ended June 30, 2014 and no revenues for the quarter ended June 30, 2013 or for the year ended December 31, 2013, therefore royalties due to SEER are $1,900 and $0, respectively.

Since its inception through June 30, 2014, we have provided approximately $2.9 million in funding to PWS for working capital, the further development and construction of various prototypes, and the construction of commercial waste destruction units for placement with licensees. None of the minority interest holders have made capital contributions or other funding to PWS. The intent of the operating agreement is that we will provide the funding as a loan to be repaid out of future earnings of PWS and prior to any capital distributions to members.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement (“License Agreement”) with Sterall Inc. (“Sterall”). The License Agreement grants to Sterall the use of the PWS Technology and requires payments of licensing fees, unit placement fees and distribution of net operating profits as more fully described in Footnote 7 in our 2013 Annual Report on Form 10-K filed on March 27, 2014. For the six months ended June 30, 2014, Sterall ordered a total of six CoronaLux™ units of which one unit was delivered and five units are still under construction at June 30, 2014.

In addition, on March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC (“eCycling”). The License Agreement grants to eCycling the use of the PWS Technology for an initial term of five years and requires a payment of $176,875 as an initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology.

Payments received for licensing and placement fees have been recorded as deferred revenue in the accompanying condensed consolidated balance sheets at June 30, 2014 and are recognized as revenue over the term of the contract.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - PAYROLL TAXES PAYABLE, continued

In May 2013, REGS filed an Offer in Compromise with the IRS. While the Offer in Compromise was under review by the IRS, the requirement to pay $25,000 a month under the Installment Plan was suspended. REGS received a letter from the IRS, dated March 27, 2014, rejecting our Offer in Compromise and in accordance with the rejection letter the Company has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned above, is terminated. In June 2014, the Company received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. Currently our appeal is pending and as such the IRS cannot levy our property while the appeal process is still pending.

As of June 30, 2014 and December 31, 2013, the outstanding balance due to the IRS was $935,100, and $958,300, respectively.

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

Debt as of June 30, 2014 and December 31, 2013, was comprised of the following:

	2014	2013

June 2011 Note (See above)	$68,000	$68,000

Note payable dated February 2012 (see above), interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $.50 per share.	225,000	225,000

Promissory note dated December 2009, unsecured, bearing interest at 6% per annum, six monthly payments ranging from $10,000 to $25,000 commencing February 2010, balloon payment for outstanding balance due July 2010. The promissory note was in default as of December 31, 2013 and was paid in full as of June 30, 2014	—	104,200

Capital lease obligations, secured by certain assets, maturing September 2011 through August 2016	106,800	155,600
Total notes payable and capital lease obligations	399,800	552,800

Less: current portion, including debt discount	(383,300)	(504,700)
Notes payable and capital lease obligations, long-term	$16,500	$48,100

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013

Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; originally due on demand, in default at December 31, 2013, however has since been extended to December 31, 2014.	$97,000	$97,000

Accrued interest	33,700	39,900

	$130,700	$136,900

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

For the three months ended June 30, 2014 and 2013 we had revenues of $114,000 and $141,300, respectively, and for the six months ended June 30, 2014 and 2013 we had revenues of $227,500 and $293,700 from a customer, in which our CEO/President is a member of the Board of Directors of Armada Water Assets, Inc, the parent company of the customer. Our CEO and Black Stone, in which its Chairman is also a managing member and President of our subsidiary PWS, are minority shareholders of Armada Water Assets, Inc.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement (“License Agreement”) with Sterall Inc. (“Sterall”). Black Stone, in which its Chairman is also a managing member and President of our subsidiary PWS, is a minority shareholder of Sterall.

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

During the six months ended June 30, 2014 we sold a total of 4.125 Units (consisting of 1,155,000 shares of common stock and 577,500 warrants) for gross proceeds of $825,000 less $49,000 in offering costs for net proceeds of $776,000.

During the six months ended June 30, 2014 the Company issued 455,061 shares of common stock in connection with the cashless exercise of 689,600 common stock options.

During the six months ended June 30, 2014 the Company issued 1,324,000 shares of common stock in connection with the exercise of warrants at $.50 per share, resulting in proceeds of $662,000.

During the six months ended June 30, 2014, we issued 500,000 shares of common stock for consulting services valued at $550,000. The consulting services are related to financial advisory services, potential strategic acquisition evaluations, strategic planning and market evaluations.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – EQUITY TRANSACTIONS, continued

Non-controlling Interest

The non-controlling interest presented in our condensed consolidated financial statements reflects a 46% non-controlling equity interest in PWS (see Note 7) and a 15% non-controlling equity interest in Reach. Net loss attributable to non-controlling interest, as reported on our condensed consolidated statements of operations, represents the net loss of PWS and Reach attributable to the non-controlling equity interest. The non-controlling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet.

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers for the three months and six months ended June 30, 2014 that represented approximately 65% and 68% of our total sales, respectively. We had sales from operations to three customers for the three months and six months ended June 30, 2013 that represented approximately 45% and 44% of our sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2014	2013

Warrants	8,406,750	6,723,500
Options	2,082,500	2,188,100
Convertible notes payable	225,000	225,000
	10,714,250	9,136,600

NOTE 14 - ENVIRONMENTAL MATTERS AND REGULATION

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund Act”, the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act (“TSCA”).

Pursuant to the EPA's authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities occasionally have been cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified four segments as follows:

REGS	Industrial Cleaning
Tactical	Rail Car Cleaning
MV and Reach	Environmental Solutions
PWS	Solid Waste

Reach has had minimal operations through June 30, 2014.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended June 30, 2014 and 2013 is as follows:

2014	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$2,546,000	$589,600	$1,061,400	$78,700	—	$4,275,700
Depreciation and amortization (1)	59,200	5,300	34,400	16,900	7,700	123,500
Interest expense	9,700	3,900	1,000	200	4,300	19,100
Stock-based compensation	—	—	—	—	36,700	36,700
Net income (loss)	897,600	(20,200)	70,300	(208,900)	(372,000)	366,800
Capital expenditures (cash and noncash)	8,900	4,000	24,000	1,492,600	4,400	1,533,900
Total assets	$2,004,800	$580,000	$1,760,500	$2,879,800	$1,744,600	$8,969,700

2013	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$1,226,600	$543,000	$1,159,300	—	—	$2,928,900
Depreciation and amortization (1)	53,700	5,300	31,700	—	2,500	93,200
Interest expense	13,900	9,400	2,300	—	3,800	29,400
Stock-based compensation	—	—	—	—	5,500	5,500
Net income (loss)	155,900	41,000	171,300	(168,300)	(263,200)	(63,300)
Capital expenditures (cash and noncash)	61,000	—	800	—	—	61,800
Total assets	$1,593,200	$575,800	$1,228,300	$139,700	$99,900	$3,636,900

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the six months ended June 30, 2014 and 2013 is as follows:

2014	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$4,203,600	$1,195,000	$1,581,400	$78,700	$—	$7,058,700
Depreciation and amortization (1)	107,900	10,400	67,800	17,200	13,300	216,600
Interest expense	20,300	11,800	2,700	400	7,500	42,700
Stock-based compensation	—	—	—	—	135,000	135,000
Net income (loss)	1,115,300	11,500	(48,300)	(356,700)	(1,458,300)	(736,500)
Capital expenditures (cash and noncash)	36,000	4,000	79,700	2,132,500	66,600	2,318,800
Total assets	$2,004,800	$580,000	$1,760,500	$2,879,800	$1,744,600	$8,969,700

2013	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$2,344,700	$1,092,200	$2,060,900	—	—	$5,497,800
Depreciation and amortization (1)	100,800	11,200	63,100		5,000	180,100
Interest expense	21,700	19,100	4,900	—	7,600	53,300
Stock-based compensation	—	—	—	—	11,000	11,000
Net income (loss)	178,000	116,400	290,800	(248,600)	(639,800)	(303,200)
Capital expenditures (cash and noncash)	211,900	—	41,700	—	—	253,600
Total assets	$1,593,200	$575,800	$1,228,300	$139,700	$99,900	$3,636,900

(1) Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after June 30, 2014 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV is an engineering/technology oriented company that designs and sells patented and/or proprietary odor, vapor, and fugitive emission control systems for use in oil and gas production, refining, and many other industries. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable fuel for a number of markets, such as fleet vehicle fuel to replace diesel or gasoline. The target markets for these solutions are primarily conversion in agricultural, food and beverage and agriculture digestors and landfill operations.

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

MV RCM Joint Venture: In April 2013, MV Technologies, Inc (“MV”) and RCM International, LLC (“RCM”) entered into an Agreement to develop hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture”). RCM and MV Technologies will independently market the hybrid scrubber systems. The contractual Joint Venture has an initial term of five years and will automatically renew for successive one-year periods unless either Party gives the other Party one hundred and eighty (180) days notice prior to the applicable renewal date. Operations to date of the Joint Venture have been limited to formation activities.

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of June 30, 2014.

SEER’s Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $12.8 million as of June 30, 2014. For the three months ended June 30, 2014 we had net income, before non-controlling interest, of $366,800 and for the six months ended June 30, 2014 we had a net loss, before non-controlling interest of $736,500. As of June 30, 2014 our current liabilities exceed our current assets by $924,000 and our total assets exceeded our total liabilities by $3,378,700. As of December 31, 2013, our current assets exceeded our current liabilities by $581,500 and our total assets exceeded our total liabilities by $1,991,800.

Realization of a major portion of our assets as of June 30, 2014 and December 31, 2013, is dependent upon our continued operations. Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern. For the year ended December 31, 2013 we had net proceeds of approximately $3.7 million through the sale of common stock and for the three months ended June 30, 2014, the Company raised $1.4 million from the sale of common stock and the exercise of common stock warrants. For the year ended December 31, 2013, notes payable and accrued interest totaling $61,400 was converted to equity. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability. We also increased our business development efforts primarily in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from the expected sale of common stock in 2014 will be sufficient to allow the Company to maintain its operations through June 30, 2015 and into the foreseeable future.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Total revenues were $4.3 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. The increase of approximately $1.35 million or 46% in revenues comparing the quarter ended June 30, 2014 to the quarter ended June 30, 2013 is almost entirely attributable to increases in revenues from our industrial cleaning segment, increasing from approximately $1.2 million in 2013 to approximately $2.5 million in 2014. Our industrial cleaning segment revenues increased $1.3 million comparing the quarter ended June 30, 2014 to the quarter ended June 30, 2013, and the increase is attributable to the cyclical nature of tank cleaning in the refining industry and is attributable to a single customer. We had a a small increase in revenues from our railcar cleaning segment of $47,000 comparing the quarter ended June 30, 2014 to the quarter ended June 30, 2013. Our environmental solutions segment revenue was lower by approximately $100,000 comparing the quarter ended June 30, 2014 to the quarter ended June 30, 2013, primarily as a result of certain projects which commenced later than anticipated. We generated licensing and placement fees of $38,700 and freight revenue of $40,000 from our solid waste disposal segment as a result of the delivery of two CoronaLux ™ units in 2014.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, were $3.9 million for the quarter ended June 30, 2014 compared to $3 million for the quarter ended June 30, 2013. The $.9 million increase in operating costs is primarily the result of an increase in service costs as a result of the 46% increase in service revenues and an increase in SG&A costs. Service costs as a percentage of service revenues were 63% for the quarter ended June 30, 2014 and 78% for the quarter ended June 30, 2013. The significant improvement is due to utilization of owned equipment rather than renting equipment and the full utilization of our employee workforce. As a result of the backlog of work there is essentially no employee down time and all employee time is billed. Product costs as a percentage of product revenues decreased slightly from 71% from 70% when comparing the quarter ended June 30, 2014 to the quarter ended June 30, 2013. Licensing costs were $123,500 in 2014 and $0 in 2013 due to an increase in personnel to support the placement of CoronaLux ™ units with Licensees. SG&A expense increased from $801,500 for the quarter ended June 30, 2013, to approximately $1,062,800 for the quarter ended June 30, 2014. The $261,300 increase in 2014 compared to 2013 is primarily due to i) an increase in common stock option vesting in 2014 ($36,000) for which there was only $5,000 in 2013, ii) payroll tax costs related to the cashless exercise of common stock options in 2014 ($34,000) for which there was none in 2013, iii) travel cost which increased $20,000, iv) increased costs of public reporting and investor relations ($15,000) and v) an increase in salaries and wages of $126,000 in 2014 compared to 2013. Salaries and wages (including bonuses), the single largest component of SG&A, increased from $261,000 for the quarter ended June 30, 2013 to $387,000 the quarter ended June 30, 2014. The primary reason for the increase in salaries and wages in 2014 was due to an increase in support staff primarily for the solid waste segment.

Total non-operating other income (expense), net was $13,700 for the quarter ended June 30, 2014 compared to $19,000 for the quarter ended June 30, 2013. The decrease is due to a reduction in interest expense because of a reduction in interest bearing debt in 2013.

There is no provision for income taxes for both the quarter ended June 30, 2014 and 2013, due to our net losses for both periods.

Net income, before non-controlling interest, for the quarter ended June 30, 2014 was $366,800 compared to a net loss, before non-controlling interest, of $63,300 for the quarter ended June 30, 2013. The net income attributable to SEER after deducting $97,800 for the non-controlling interest was $464,600 for the quarter ended June 30, 2014 as compared to $(17,300), after deducting $46,000 in non-controlling interest for the quarter ended June 30, 2013. As noted above, the 46% increase in revenue in 2014 over 2013 was only slightly offset by increases in SG&A and licensing costs.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Total revenues were $7.1 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase of approximately $1.6 million or 28% in revenues comparing the six months ended June 30, 2014 to the six months ended June 30, 2013 is primarily attributable to increases in revenues from our industrial cleaning and railcar cleaning segments which increased from approximately $3.4 million in 2013 to approximately $5.4 million in 2014. Our industrial cleaning segment revenues increased approximately $1.9 million or 57% comparing the six months ended June 30, 2014 to the six months ended June 30, 2013, and the increase is attributable to the cyclical nature of tank cleaning in the refining industry and is attributable to a single customer.

Our railcar cleaning segment revenues increased approximately $100,000 comparing the six months ended June 30, 2014 to the six months ended June 30, 2013, and the increase is attributable to an increase in the number of railcars. We had a decrease in revenues from our environmental solutions segment from $2.1 million in 2013 to $1.6 million in 2014. Our environmental solutions segment revenue decreased by approximately $479,000 comparing the six months ended June 30, 2014 to the six months ended June 30, 2013 as a result of projects starting later than anticipated. We generated licensing and placement fees of $38,700 and freight revenue of $40,000 from our solid waste disposal segment as a result of the delivery of two CoronaLux ™ units in 2014

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, were $7.8 million for the six months ended June 30, 2014 compared to $5.8 million for the six months ended June 30, 2013. The $2 million increase in operating costs is the result of an increase in service costs by $1 million due to an increase in service revenues of $1.9 million and SG&A which increased $1.1 million comparing 2013 to 2014. Service costs as a percentage of service revenues were 66% for the six months ended June 30, 2014 and 75% for the six months ended June 30, 2013. The significant improvement is due to utilization of owned equipment rather than renting equipment and the full utilization of our employee workforce. As a result of the backlog of work there is essentially no employee down time and all employee time is billed. Product costs as a percentage of product revenues increased from 68% in 2013 compared to 71% in 2014 primarily due to recurring product sales that typically have lower margins than the normal one-time long term project margins that have higher margins. Licensing costs were $123,500 in 2014 and $0 in 2013 due to an increase in personnel to support the placement of CoronaLux ™ units with Licensees. SG&A expense increased from approximately $1.8 million for the six months ended June 30, 2013, to approximately $3 million for the six months ended June 30, 2014. The increase in 2014 compared to 2013 is primarily due to i) an increase in common stock issued for services in 2014, $550,000, for which there was none in 2013, ii) payroll tax costs related to the cashless exercise of common stock options in 2014, $34,000, for which there was none in 2013, iii) stock option expense of $135,000 in 2014 compared to $11,000 in 2013 and iv) an increase in salaries and wages of $423,000 in 2014 compared to 2013. Salaries and wages (including bonuses), the single largest component of SG&A, increased from $608,000 for the six months ended June 30, 2013 to $1,032,000 the six months ended June 30, 2014. Most of the increase in salaries and wages in 2014 was due to an increase in staff.

Total non-operating other income (expense), net was $(2,300) for the six months ended June 30, 2014 compared to $(4,300) for the six months ended June 30, 2013. The change was not material and had very little impact on net loss.

There is no provision for income taxes for both the six months ended June 30, 2014 and 2013, due to our net losses for both periods.

Net loss, before non-controlling interest, for the six months ended June 30, 2014 was $736,500 compared to a net loss, before non-controlling interest, of $303,200 for the six months ended June 30, 2013. The net loss attributable to SEER after deducting $165,900 for the non-controlling interest was $570,600 for the six months ended June 30, 2014 as compared to $188,800, after deducting $114,400 in non-controlling interest for the six months ended June 30, 2013. As noted above, the substantial increase in revenue in 2014 over 2013 was offset by certain non-cash SG&A expenses noted above, totaling $719,000, and a $423,000 increase in salaries and wages comparing the six months ended June 30, 2014 to the six months ended June 30, 2013.

Changes in Cash Flow

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $21,200 compared to net cash used by operating activities for the six months ended June 30, 2013 of $432,600. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. The net loss in 2014 of $736,500 was essentially offset by non-cash adjustments totaling $876,700. Stock based compensation increased significantly comparing June 30, 2013 to June 30, 2014 as a result of the issuance of 500,000 shares of common stock for services. A significant increase in revenues in the second quarter of 2014 resulted in trade accounts receivable increased from 2013 to 2014. Accounts payable increased in 2014 compared to 2013 because of the significant increase in revenues that increased payables to trade vendors. For the six months ended June 30, 2014 we had an increase in deferred revenue of $419,500 which represents payments from PWS licensees for which revenue has not yet been recognized, we had no such amounts in 2013. (See Note 7) In addition, in 2014 we received deposits from licensees for CoronaLux™ units that were still under construction at June 30, 2014 for which there were no deposits in 2013.

Investing activities

The increase in net cash used in investing activities in 2014 compared to 2013 is primarily attributable to construction of several CoronaLux™ units by PWS for placement of these units with licensees to allow them to commence waste destruction operations. The capital expenditures in 2013 were to support the increase in revenues by our service segment. Our capital expenditures were $2.3 million and $253,600 for the six months ended June 30, 2014 and 2013, respectively. We have been able to invest in equipment as a result of raising capital through the sale of common stock.

Financing Activities

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2014 compared to $693,400 for six months ended June 30, 2013. The increase is attributable to a i) the completion of a private placement of common stock and warrants of $776,000 and ii) the exercise of warrants that resulted in proceeds of $662,000 for the six months ended June 30, 2014 compared to proceeds of $779,000 from the sales of common stock and warrants for the six months ended June 30 2013. The increase in payment of notes payable and capital lease obligations was due to the payoff of a note payable in the amount of $105,000 and regular payments of capital leases obligations.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $74,900 and $92,900 has been reserved as of June 30, 2014 and December 31, 2013, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2014 and December 31, 2013, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2014 and December 31, 2013.

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

The Company’s revenues from license agreements are recognized as a single accounting unit over the term of the license.  In accordance with ASC 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

The Company has five-year licensing agreements with two companies in which the Company amortizes the various license and placement fees on a straight-line basis over the five-year life of the agreement.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2014, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2014 through June 30, 2014 the Company (i) issued 1,155,000 shares of common stock in connection with the sale of common stock to accredited investors receiving gross proceeds of $825,000 (ii) issued 1,324,000 shares of common stock in connection with the exercise of warrants, resulting in proceeds of $662,000, (iii) issued 455,061 shares of common stock in connection with the cashless exercise of 689,600 nonqualified stock options and (iii) issued 500,000 shares of common stock for services valued at $550,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer (Section 1350)
32.2	Certification of Principal Financial Officer (Section 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013.
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014.

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

Dated: August 12, 2014	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
	By	/s/ J. John Combs
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

