Form 10-Q
period 2014-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2014-11-13
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]No [X]

As of October 31, 2014 the Registrant had 53,626,316 shares outstanding of its $0.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on Form 10-Q for the Period Ended

September 30, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2014	December 31, 2013
ASSETS	Unaudited	*
Current assets:
Cash	$ 735,800	$ 2,419,100
Cash – restricted	250,000	250,000
Accounts receivable, net of allowance of $74,600 and $76,000, respectively	2,301,600	1,170,000
Costs and estimated earnings in excess billings on uncompleted contracts	220,300	78,500
Inventory	49,300	22,400
Prepaid expenses and other current assets	309,100	253,000
Total current assets	3,866,100	4,193,000

Property and equipment, net	4,342,400	1,762,900
Intangible assets, net	1,411,100	379,500
Investment in unconsolidated affiliate	1,212,000	-
Other assets	39,500	36,800
TOTAL ASSETS	$ 10,871,100	$ 6,372,200

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 1,352,300	$ 1,506,800
Accrued liabilities	880,600	924,200
Billings in excess of costs and estimated earnings on uncompleted contracts	372,200	170,300
Current portion of payroll taxes payable	985,500	250,600
Customer deposits	449,100	118,000
Deferred revenue	353,800	-
Current portion of notes payable and capital lease obligations	368,900	504,700
Notes payable - related parties, including accrued interest	102,500	136,900
Total current liabilities	4,864,900	3,611,500

Payroll taxes payable, net of current portion	-	720,800
Notes payable and capital lease obligations, net of current portion	2,200	48,100
Total liabilities	4,867,100	4,380,400

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $0.001 par value; 70,000,000 shares authorized; 53,563,816 and 47,911,975 shares issued and outstanding 2014 and 2013, respectively	53,600	47,900
Common stock subscribed	50,000	50,000
Additional paid-in capital	19,052,000	14,597,700
Stock subscription receivable	(25,000)	(50,000)
Accumulated deficit	(12,406,300)	(12,215,200)
Total stockholders’ equity	6,724,300	2,430,400
Non-controlling interest	(720,300)	(438,600)
Total equity	6,004,000	1,991,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 10,871,100	$ 6,372,200

*These numbers were derived from the audited financial statements for the year ended December 31, 2013. See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine months ended September 30,
Revenue:	2014	2013	2014	2013
Products	$1,192,900	$ 688,900	$2,774,400	$ 2,749,800
Services	3,640,600	2,517,400	9,039,100	5,954,300
Solid waste	20,600	-	99,300	-
Total revenue	4,854,100	3,206,300	11,912,800	8,704,100

Operating expenses:
Products costs	902,000	444,900	2,029,600	1,841,400
Services costs	2,300,600	1,873,600	5,870,800	4,457,700
Solid waste costs	104,200	-	227,700	-
Selling, general and administrative expenses	1,265,600	964,200	4,237,200	2,762,400
Total operating expenses	4,572,400	3,282,700	12,365,300	9,061,500

Income (loss) from operations	281,700	(76,400)	(452,500)	(357,400)

Other income (expense):
Interest income	-	-	-	4,000
Interest expense	(16,800)	(39,200)	(59,500)	(110,300)
Gain on debt settlements	-	-	24,400	8,200
Other	(1,200)	(7,200)	14,800	29,500
Total non-operating income (expense), net	(18,000)	(46,400)	(20,300)	(68,600)

Net income (loss)	263,700	(122,800)	(472,800)	(426,000)
Less: Net loss attributable to non-controlling interests	(115,800)	(52,200)	(281,700)	(166,600)
Net income (loss) attributable to SEER common stockholders	$ 379,500	$ (70,600)	$ (191,100)	$ (259,400)
Net income (loss) per share - basic	$0.01	$(0.00)	$(0.01)	$(0.01)
Net income (loss) per share - diluted	$0.01	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding – basic	52,116,247	43,486,671	50,850,983	42,530,774
Weighted average shares outstanding – diluted	56,553,634	43,486,671	50,850,983	42,530,774

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2014	2013
Net loss	$ (472,800)	$ (426,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	(1,400)	24,500
Depreciation and amortization	357,700	275,900
Stock-based compensation expense	760,000	87,600
Amortization of debt discount	-	2,000
Gain on extinguishment of debt	(24,400)	(8,500)
Changes in operating assets and liabilities:
Cash – restricted	-	195,800
Accounts receivable	(1,130,200)	(316,300)
Costs in Excess of billings on uncompleted contracts	(141,800)	(38,100)
Inventory of supplies	(26,900)	(135,500)
Prepaid expenses and other assets	(58,800)	(104,400)
Accounts payable and accrued liabilities	(198,100)	452,100
Billings in excess of revenue on uncompleted contracts	201,900	(130,000)
Deferred revenue	353,800	-
Customer deposits	331,100	-
Payroll taxes payable	14,200	(107,900)
Net cash used in operating activities	(35,700)	(228,800)
Cash flows from investing activities:
Purchase of property and equipment	(2,853,900)	(355,800)
Purchase of intangibles	(64,900)	(13,400)
Net cash used in investing activities	(2,918,800)	(369,200)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(157,400)	(100,300)
Payments of related party notes payable and accrued interest	(34,400)	(3,400)
Proceeds from notes payable and related party notes payable	-	50,000
Proceeds from subscription receivable	25,000	100,000
Proceeds from exercise of warrants	662,000	-
Proceeds from the sale of common stock and warrants, net of expenses	776,000	785,300
Net cash provided by financing activities	1,271,200	831,600
Net increase (decrease) in cash	(1,683,300)	233,600
Cash at the beginning of period	2,419,100	70,400
Cash at the end of period	$ 735,800	$ 304,000

Supplemental disclosures of cash and non-cash activities:
Cash paid for interest	$ 69,000	$ 65,000
Issuance of common stock for intangible assets	$ 1,050,000	-
Issuance of common stock for investment in unconsolidated subsidiary	$ 1,212,000	-
Discount on note payable	-	$ 4,900

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. ("SEER," "we," or the "Company"), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly-owned operating subsidiaries and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services ("REGS")) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities; 2) Tactical Cleaning Company, LLC ("Tactical"), provides proprietary cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas; 3) MV, LLC (d/b/a MV Technologies) ("MV"), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.

The two majority-owned subsidiaries include; 1) Paragon Waste Solutions, LLC ("PWS") and 2) ReaCH4Biogas ("Reach"). PWS is currently owned 54% by SEER (see Note 7) and Reach is owned 85% by SEER.

PWS is developing specific opportunities to deploy and commercialize patented technologies for a non-thermal plasma-assisted oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, Paragon’s technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others.

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas ("CNG") for fleet vehicle fuel. Reach had no operations as of December 31, 2013 and had minimal operations for the quarter ended September 30, 2014.

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

Licensing Revenue Recognition

The Company’s revenues from license agreements are recognized as a single accounting unit over the term of the license.  In accordance with Accounting Standards Codification ("ASC") 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

The Company has five-year agreements with two companies in which the Company amortizes various fees on a straight-line basis over the initial five-year term of the agreement.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

Research and Development

Research and development costs ("R&D") are charged to expense as incurred. Such expenses were $9,600 and $31,800, for the three months ended September 30, 2014 and 2013, respectively and $56,500 and $167,600, for the nine months ended September 30, 2014 and 2013, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and nine months ended September 30, 2014 and 2013 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2014 and December 31, 2013. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has filed federal and state tax returns through December 31, 2013 and is current on all of its tax filings. The tax periods for the years ending December 31, 2008 through 2013 are open to examination by federal and state authorities.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2014	December 31, 2013
Field and shop equipment	$ 1,541,300	$ 1,361,100
Vehicles	522,200	516,700
Waste destruction equipment	1,049,100	164,900
Waste destruction equipment in progress	2,200,900	542,500
Furniture and office equipment	173,900	27,500
Leasehold improvements	65,400	55,500
Equipment, construction in progress	-	30,600
	5,552,800	2,698,800
Less: accumulated depreciation and amortization	(1,210,400)	(935,900)
Property and equipment, net	$ 4,342,400	$ 1,762,900

Depreciation expense and amortization of property and equipment was $101,000 and $74,500, respectively, for the three months ended September 30, 2014 and 2013 and was $274,300 and $212,000, respectively, for the nine months ended September 30, 2014 and 2013.

NOTE 3 - PROPERTY AND EQUIPMENT, continued

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30,	December 31,
	2014	2013
Field and shop equipment	$ 131,500	$ 131,500
Less: accumulated amortization	(51,200)	(27,000)
	$ 80,300	$ 104,500

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$ 42,500	$ (38,400)	$ 4,100
Technology	1,840,700	(438,900)	1,401,800
Trade name	54,600	(49,400)	5,200
	$ 1,937,800	$ (526,700)	$ 1,411,100

	December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$ 42,500	$ (33,900)	$ 8,600
Technology	725,700	(365,800)	359,900
Trade name	54,600	(43,600)	11,000
	$ 822,800	$ (443,300)	$ 379,500

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $39,600 and $21,300 for the three months ended September 30, 2014 and 2013, respectively and was $83,400 and $61,800 for the nine months ended September 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

Remaining 2014	$ 50,400
2015	191,700
2016	185,900
2017	182,100
2018	144,600
Thereafter	656,400
$ 1,411,100

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30, 2014	December 31, 2013

Accrued payroll and payroll related expenses	$660,200	$451,500
Accrued stock offering costs	—	216,000
Accrued interest	52,000	73,200
Other	168,400	183,500
	$880,600	$924,200

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2014	2013

Revenue Recognized	$1,412,700	$331,100
Less: Billings to date	(1,192,400)	(252,600)
Costs and estimated earnings in excess of billings on uncompleted contracts	$220,300	$78,500

Billings to date	$907,500	$606,700
Revenue recognized	(535,300)	(436,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$372,200	$170,300

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

At September 30, 2014 and December 31, 2013 the Company owned 54% of the membership units of PWS, Black Stone Management Services, LLC ("Black Stone"), the original inventor of the technology, owns 26%, a shareholder of the Company owns 10% and two related parties, each own 5%. In 2013 Black Stone sold 10% of its membership units to a shareholder of the Company and received 875,000 shares of common stock of the Company as well as other equity interests.

In August, 2011, we acquired certain waste destruction technology (the "IP") from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that granted to PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. PWS generated licensing and placement revenues of $20,600 and $59,300 for the three months ended September 30, 2014 and the nine months ended September 30, 2014, respectively. PWS had no revenues for 2013 therefore royalties due to SEER are $3,000 and $0, respectively.

Since its inception through September 30, 2014, the Company has provided approximately $4,100,000 in funding to PWS for working capital, the further development and construction of various prototypes, and the construction of commercial waste destruction units for placement with licensees. None of the minority interest holders have made capital contributions or other funding to PWS. The intent of the operating agreement is that the Company would provide the funding as a loan to be repaid out of future earnings of PWS and prior to any capital distributions to members.

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement ("License Agreement") with Sterall Inc. ("Sterall"). The License Agreement grants to Sterall the use of the PWS Technology and requires payments of licensing fees, unit placement fees and distribution of net operating profits as more fully described in Footnote 7 in our 2013 Annual Report on Form 10-K filed on March 27, 2014. For the nine months ended September 30, 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit has been delivered, and five units are pending delivery at September 30, 2014. Sterall paid a non-refundable placement fee of $236,300 for the unit delivered in 2014.

In addition, on March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC ("eCycling"). The License Agreement grants to eCycling the use of the PWS Technology for an initial term of five years and requires a payment of $176,875 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology.

Payments received for licensing and placement fees have been recorded as deferred revenue in the accompanying condensed consolidated balance sheets at September 30, 2014 and are recognized as revenue over the term of the contract.

NOTE 8 - PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes and accrued interest and penalties related to the unpaid payroll taxes.

In September 2011, we received approval from the Internal Revenue Service ("IRS") to begin paying the outstanding federal payroll tax and related interest and penalties liabilities totaling approximately $971,000, for the aforementioned years in installments (the "Installment Plan"). Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability is paid in full. Through the duration of the Installment Plan, the IRS continues to charge penalties and interest at statutory rates. If the conditions of the Installment Plan are not met, the IRS may cancel it and may demand the outstanding liability to be repaid through a levy on income, bank accounts or other assets, or by seizing certain of our assets. Additionally, the IRS has filed a notice of federal tax lien against certain of our assets to satisfy the obligation. The IRS is to release this lien if and when we pay the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay them.

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

As of September 30, 2014 and December 31, 2013, the outstanding balance due to the IRS was $942,000, and $958,300, respectively.

NOTE 9 – DEBT

In June 2011, we issued an unsecured promissory note to a third party in the amount of $40,000 (the "June 2011 Note") bearing interest at a rate of 10% per annum and a three year warrant to purchase 13,000 shares of our common stock at an exercise price of $1.00 per share. In addition, a second note payable, to the same third party, in the amount of $25,000 plus $3,000 of accrued interest was also converted into the June 2011 Note, resulting in a new principal balance of $68,000. Principal payments were due beginning November 2011 and the June 2011 Note is in default as of December 31, 2013 and 2012, as no payments have been made to date. We valued the warrant at $170 using the Black-Scholes model and recorded this amount as a debt discount. The debt discount was fully amortized during 2011.

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

Debt as of September 30, 2014 and December 31, 2013, was comprised of the following:

	2014	2013

June 2011 Note (See above)	$ 68,000	$ 68,000

Note payable dated February 2012 (see above), interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $0.50 per share.	225,000	225,000

Promissory note dated December 2009, unsecured, bearing interest at 6% per annum, six monthly payments ranging from $10,000 to $25,000 commencing February 2010, balloon payment for outstanding balance due July 2010. The promissory note was in default as of December 31, 2013 and was paid in full as of September 30, 2014	-	104,200

Capital lease obligations, secured by certain assets, maturing September 2011 through August 2016	78,100	155,600
Total notes payable and capital lease obligations	371,100	552,800
Less: current portion, including debt discount	(368,900)	(504,700)
Notes payable and capital lease obligations, long-term	$ 2,200	$ 48,100

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; originally due on demand, in default at December 31, 2013, however has since been extended to December 31, 2014.	$ 67,000	$ 97,000

Accrued interest	35,500	39,900
	$ 102,500	$ 136,900

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

For the three months ended September 30, 2014 and 2013 we had revenues of $129,100 and $107,400, respectively, and for the nine months ended September 30, 2014 and 2013 we had revenues of $356,500 and $401,100 from a customer, in which our CEO/President was a member of the Board of Directors of Armada Water Assets, Inc, the parent company of the customer until his resignation on September 30, 2014. Our CEO and Black Stone, in which its Chairman is also a managing member and President of our subsidiary PWS, are minority shareholders of Armada Water Assets, Inc.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement ("License Agreement") with Sterall Inc. ("Sterall"). Black Stone, in which its Chairman is also a managing member and President of our subsidiary PWS, is a minority shareholder of Sterall.

In August 2014, the Company entered into a second Exchange and Acquisition Agreement ("New Technologies Agreement") with Black Stone for the acquisition of additional intellectual property ("IP") from Black Stone in exchange for 1,000,000 shares of common stock valued at $1,050,000. The new IP shall include 1) all filed or to-be-filed patents, patents pending, and any applications therefor, copyrights, trademarks, and trade names, 2) any agreements, licenses, proposed licenses, memoranda of understanding, and letters of intent arising out of or related to the New Technologies, 3) all business plans, customer lists, market surveys, trade secrets and other proprietary information of Seller arising out of or related to the New Technologies, 4) test and technical data, research materials, records, blue-prints, drawings, specifications, diagrams, programs, software or other computer records, and other materials arising out of or related to the New Technologies.

The Company is obligated to issues additional shares upon the following conditions: 1) an additional five hundred thousand (500,000) shares upon "commercialization" of any one of the New Technologies; and 2) an additional five hundred thousand (500,000) shares upon "commercialization" of the second of the New Technologies. For purposes of determining the Company’s obligation to issue the additional shares as recited above, "commercialization" shall mean the successful installation and operation of any one of the separate New Technologies. Additionally, Black Stone shall receive a ten percent (10%) royalty payment based on all gross revenue generated by the Company or its subsidiaries or any other related entity from the exploitation, utilization, commercialization, sublicensing or any other revenue generated from the New Technologies.

In September 2014, the Company entered into an Equity Purchase Agreement ("Equity Agreement") whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for a 22.5 membership interests, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. Sterall Inc., a PWS customer, is the operator of various waste destruction facilities and is an affiliate of Sterall LLC.

NOTE 11 – EQUITY TRANSACTIONS

In October 2013, we initiated a private placement ("October 2013 PP") for the sale of a unit comprised of 70,000 shares and 35,000 warrants for $50,000. Each warrant is exercisable for a period of five years at an exercise price of $1.00 per share. A total of 64.25 units (4,497,500 common shares and 2,248,750 warrants) were sold in 2013 for gross proceeds of $3,212,500 and proceeds net of $254,800 in offering costs were $2,957,700. In addition to the commission, a warrant was issued for 50,000 shares, exercisable for a period of five years at $1.00 per share. The fair market value of the common stock warrant was determined using the Black-Scholes valuation model and resulted in a valuation of $0.115. As such, the $0.715 unit price was allocated $0.60 and $0.115 to the common stock and warrant, respectively.

During the nine months ended September 30, 2014, we sold a total of 4.125 Units (consisting of 1,155,000 shares of common stock and 577,500 warrants) for gross proceeds of $825,000 less $49,000 in offering costs for net proceeds of $776,000.

During the nine months ended September 30, 2014, the Company issued 472,841 shares of common stock in connection with the cashless exercise of 796,700 common stock options.

During the nine months ended September 30, 2014, the Company issued 1,324,000 shares of common stock in connection with the exercise of warrants at $0.50 per share, resulting in proceeds of $662,000.

During the nine months ended September 30, 2014, we issued 500,000 shares of common stock for consulting services valued at $550,000. The consulting services are related to financial advisory services, potential strategic acquisition evaluations, strategic planning and market evaluations.

During the nine months ended September 30, 2014, we issued 1,200,000 shares of common stock for a 15% equity interest in a related entity, valued at $1,212,000 and we issued 1,000,000 shares of common stock to a related party for intellectual property, valued at $1,050,000. (See Note 10.)

Stock Options

We do not have a qualified stock option plan, but have issued stock purchase warrants and stock options on a discretionary basis to employees, directors, service providers and outside consultants.

During the three months ended September 30, 2014, we granted 70,000 options to purchase common stock, with a weighted-average exercise price of $1.10 and a weighted-average fair value of $0.38 per option. During the nine months ended September 30, 2014, we granted 670,000 options to purchase common stock, with a weighted-average exercise price of $1.01 and a weighted-average fair value of $0.67 per option.

During the three and nine months ended September 30, 2013, we granted 555,000 and 855,000 options, respectively to purchase common stock, with a weighted-average exercise price of $0.71 and $0.72, respectively, and a weighted-average fair value of $0.30 and $0.28, respectively, per option.

During the three and nine months ended September 30, 2014, 30,700 and 796,700 stock options were exercised, respectively, with a weighted-average exercise price of $0.50 and $0.51, respectively. Additionally, 117,000 stock options were forfeited during the three and nine months ended September 30, 2014, with a weighted-average exercise price of $0.96.

NOTE 11 – EQUITY TRANSACTIONS, continued

During the three months ended September 30, 2013, no options were exercised. During the nine months ended September 30, 2013, 45,900 stock options were exercised, with a weighted-average exercise price of $0.50. No options were forfeited during the three and nine months ended September 30, 2013.

All options issued were valued using the Black-Scholes option pricing model. The table below sets forth the assumptions used in valuing such options.

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Expected term of options	3.0 – 4.0 years	3.5 years
Expected volatility-range used	42.1% – 76.4%	76.4%
Expected volatility-weighted average	72.2%	76.4%
Risk-free interest rate-range used	1.52% – 1.70%	1.5%

Equity-based compensation expense related to options granted is amortized on a straight-line basis over the service period during which the right to exercise such options fully vests. For the three and nine months ended September 30, 2014, our equity-based compensation expense related to options was $45,000 and $180,000, respectively, which was included in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, our equity-based compensation expense related to options was $16,600 and $27,600, respectively, which was included in “Selling, general and administrative” in our Condensed Consolidated Statements of Operations. As of September 30, 2014, $332,600 of such expense remained unrecognized which reflects the unamortized portion of the value of such options issued.

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers for the three months and nine months ended September 30, 2014 that represented approximately 61% and 64% of our total sales, respectively. We had sales from operations to two customers for the three months and nine months ended September 30, 2013 that represented approximately 53% and 41% of our sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding stock awards determined utilizing the treasury stock method.

The dilutive effect of the outstanding stock awards for the three months ended September 30, 2014 was 4,437,737. Stock awards to purchase 6,500,568 shares of our Common Stock were excluded from the calculation of diluted income per share for the three months ended September 30, 2014 because their inclusion would have been anti-dilutive. There was no dilutive effect for the outstanding awards for the nine months ended September 30, 2014, as we reported a net loss for that period. However, if the Company had net income for the nine months ended September 30, 2014, the potentially dilutive securities would have been 4,653,452.

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2013, respectively, as we reported a net loss for both periods. However, if the Company had net income for the three months ended September 30, 2013, the potentially dilutive securities would have been 3,465,215. If the Company had net income for the nine months ended September 30, 2013, the potentially dilutive securities would have been 2,693,915.

Total outstanding potentially dilutive securities were comprised of the following:

	Nine Months Ended September 30,
	2014	2013

Warrants	8,706,750	7,197,500
Options	2,037,400	2,863,100
Convertible notes payable	225,000	225,000
	10,969,150	10,285,600

NOTE 14 - ENVIRONMENTAL MATTERS AND REGULATION

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Act", the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act ("TSCA").

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

NOTE 15 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified four segments as follows:

REGS - Industrial Cleaning

Tactical - Rail Car Cleaning

MV and Reach - Environmental Solutions

PWS - Solid Waste

Reach has had minimal operations through September 30, 2014.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker ("CODM") to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended September 30, 2014 and 2013 is as follows:

2014	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$2,916,700	$723,900	$1,192,800	$20,700	$—	$4,854,100
Depreciation and amortization (1)	$60,600	$5,500	$32,100	$17,400	$25,500	$141,100
Interest expense	$8,300	$3,300	$1,800	$400	$3,000	$16,800
Stock-based compensation	$—	$—	$—	$—	$75,000	$75,000
Net income (loss)	$871,600	$75,800	$21,800	$(244,500)	$(461,000)	$263,700
Capital expenditures for property and equipment (cash and noncash)	$36,300	$4,300	$6,000	$443,700	$58,600	$548,900
Total assets	$2,174,500	$518,600	$1,445,000	$3,252,700	$3,480,300	$10,871,100

2013	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,807,500	$709,800	$689,000	$—	$—	$3,206,300
Depreciation and amortization (1)	$56,100	$5,100	$32,000	$—	$2,500	$95,700
Interest expense	$19,500	$10,000	$3,100	$100	$6,500	$39,200
Stock-based compensation	$—	$—	$—	$—	$76,600	$76,600
Net income (loss)	$203,600	$114,400	$45,300	$(113,400)	$(372,700)	$(122,800)
Capital expenditures for property and equipment (cash and noncash)	$123,500	$—	$4,700	$29,800	$—	$158,000
Total assets	$1,911,800	$565,600	$881,600	$165,400	$86,300	$3,610,700

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles
16

NOTE 15 - SEGMENT INFORMATION AND MAJOR CUSTOMERS, continued

Segment information for the nine months ended September 30, 2014 and 2013 is as follows:

2014	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$7,120,300	$1,918,900	$2,774,300	$99,300	$—	$11,912,800
Depreciation and amortization (1)	$168,600	$15,700	$100,000	$34,600	$38,800	$357,700
Interest expense	$28,600	$15,000	$4,600	$800	$10,500	$59,500
Stock-based compensation	$—	$—	$—	$—	$760,000	$760,000
Net income (loss)	$1,986,900	$87,300	$(26,400)	$(601,300)	$(1,919,300)	$(472,800)
Capital expenditures for property and equipment (cash and noncash)	$72,200	$11,400	$89,200	$2,556,000	$125,100	$2,853,900
Total assets	$2,174,500	$518,600	$1,445,000	$3,252,700	$3,480,300	$10,871,100

2013	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$4,152,300	$1,802,000	$2,749,800	$—	$—	$8,704,100
Depreciation and amortization (1)	$156,900	$16,200	$95,300	$—	$7,500	$275,900
Interest expense	$47,900	$38,300	$9,800	$—	$14,300	$110,300
Stock-based compensation	$—	$—	$—	$—	$87,600	$87,600
Net income (loss)	$381,600	$230,700	$336,100	$(362,000)	$(1,012,400)	$(426,000)
Capital expenditures for property and equipment (cash and noncash)	$452,400	$—	$13,400	$—	$—	$465,800
Total assets	$1,911,800	$565,600	$881,600	$165,400	$86,300	$3,610,700

(1) Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after September 30, 2014 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services ("REGS"): (operating since 1994) provides general industrial cleaning services and waste management into many industry sectors but focuses on oil & gas production (upstream) (particularly water treatment services in the oil & gas fields) and refineries (downstream), but also services other sectors such as hospitals, universities and state/federal agencies.

Tactical Cleaning Company, LLC ("Tactical"): (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt.

MV, LLC (d/b/a MV Technologies), ("MV"): (operating since 2003) MV is an engineering/technology oriented company that designs and sells patented and/or proprietary odor, vapor, and fugitive emission control systems for use in oil and gas production, refining, and many other industries. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable fuel for a number of markets, such as fleet vehicle fuel to replace diesel or gasoline. The target markets for these solutions are primarily conversion in agricultural, food and beverage and agriculture digesters and landfill operations.

Paragon Waste Solutions, LLC ("PWS"): (formed late 2010) PWS is an operating company that has developed a patented waste destruction technology using pyrolysis combined with “non-thermal plasma” assisted oxidation process. This process involves gasification of the solid waste by heating the waste in a low-oxygen containing pyrolysis chamber, followed by complete oxidation at higher temperatures in the presence of a . The term non-thermal plasma refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. PWS believes that our technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) that eliminates the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

MV RCM Joint Venture: In April 2013, MV Technologies, Inc ("MV") and RCM International, LLC ("RCM") entered into an Agreement to develop hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture”). RCM and MV Technologies will independently market the hybrid scrubber systems. The contractual Joint Venture has an initial term of five years and will automatically renew for successive one-year periods unless either Party gives the other Party one hundred and eighty (180) day notice prior to the applicable renewal date. Operations to date of the Joint Venture have been limited to formation activities.

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of September 30, 2014.

SEER’s Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $12.4 million as of September 30, 2014. For the three months ended September 30, 2014 we had net income, before non-controlling interest, of $263,700 and for the nine months ended September 30, 2014 we had a net loss, before non-controlling interest of $472,800. As of September 30, 2014 our current liabilities exceed our current assets by $1 million but our total assets exceeded our total liabilities by $6 million. At September 30, 2014, current liabilities exceeded current assets because we spent approximately $2.5 million building waste destruction units using cash on hand to fund that capital expenditure, less the $412,000 we received in non-refundable unit placement fees. The waste destruction units are classified as fixed assets and not inventory held for sale in the accompanying consolidated balance sheet (see Note 3 to the Condensed Consolidated Financial Statements. In addition, approximately $704,000 in past due payroll taxes, previous classified as non-current liabilities, are classified as current liabilities until the ultimate disposition of the amounts owed to the IRS are resolved (see Note 8). As of December 31, 2013, our current assets exceeded our current liabilities by $581,500 and our total assets exceeded our total liabilities by $1,991,800.

Realization of a major portion of our assets as of September 30, 2014 and December 31, 2013, is dependent upon our continued operations. Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern. For the year ended December 31, 2013 we had net proceeds of approximately $3.7 million through the sale of common stock and for the nine months ended September 30, 2014, the Company raised approximately $1.4 million from the sale of common stock and the exercise of common stock warrants. For the year ended December 31, 2013, notes payable and accrued interest totaling $61,400 was converted to equity. As of September 30, 2014 we had 8.4 million warrants with exercise prices per share ranging from $0.40 to $1.00 per share with the weighted average exercise price per share of these 8.4 million warrants at $0.68. Proceeds from the exercise of the 8.7 million in the money warrants would be approximately $5.7 million. In addition, we had 300,000 warrants with an exercise price of $1.25 per share. Additionally, we have 1.9 million common stock options with exercise prices per share ranging from $0.50 to $1.00 with the weighted average exercise price of these options at $0.69. Proceeds from the exercise of these in the money options would be approximately $1.3 million. In addition, we had 70,000 common stock options with an exercise price of $1.10 per share. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability. We also increased our business development efforts primarily in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from the expected sale of common stock in 2014 will be sufficient to allow the Company to maintain its operations through September 30, 2015 and into the foreseeable future.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Total revenues were $4.85 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively. The increase of approximately $1.65 million or 51% in revenues comparing the quarter ended September 30, 2014 to the quarter ended September 30, 2013 is almost entirely attributable to increases in revenues from our industrial cleaning segment, increasing from approximately $1.8 million in 2013 to approximately $2.9 million in 2014. Our industrial cleaning segment revenues increased $1.1 million comparing the quarter ended September 30, 2014 to the quarter ended September 30, 2013, and the increase is attributable to the cyclical nature of tank cleaning in the refining industry and is attributable primarily to a single customer. We had a marginal increase in revenues from our railcar cleaning segment of $14,000 comparing the quarter ended September 30, 2014 to the quarter ended September 30, 2013. Our environmental solutions segment revenue also increased by approximately $612,000 comparing the quarter ended September 30, 2014 to the quarter ended September 30, 2013, primarily as a result of additional projects in 2014. We generated revenues of $20,700 from our solid waste disposal segment as a result of the delivery of two CoronaLux ™ units in 2014. The solid waste disposal segment has received $413,000 in non-refundable fees in 2014 which are being recognized as revenue ratably over the initial five year term of the agreements.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, were $4.57 million for the quarter ended September 30, 2014 compared to $3.28 million for the quarter ended September 30, 2013. The $1.3 million increase in operating costs is primarily the result of; i) an increase in service costs as a result of the 45% increase in service revenues, ii) an increase of 73% in product revenues and iii) an increase in SG&A costs as detailed below. Service costs as a percentage of service revenues were 63% for the quarter ended September 30, 2014 and 74% for the quarter ended September 30, 2013. The significant improvement is due to utilization of owned equipment rather than renting equipment and the full utilization of our service employee workforce. As a result of the backlog of work there is essentially no service employee down time and virtually all service employee time is billed. Product costs as a percentage of product revenues increased from 65% to 76% when comparing the quarter ended September 30, 2013 to the quarter ended September 30, 2014. Solid waste segment costs were $104,200 in 2014 and $0 in 2013 due to an increase in personnel to support the placement of CoronaLux ™ units with Licensees. SG&A expense increased from 964,200 for the quarter ended September 30, 2013, to approximately $1.26 million for the quarter ended September 30, 2014. The $301,400 increase in 2014 compared to 2013 is primarily due to; i) an increase in stock option expense in 2014 ($45,000) for which there was only $16,000 in 2013, ii) insurance cost which increased $22,000, iii) increased costs of public reporting and investor relations ($53,000) and iv) an increase in salaries and wages of $153,000 in 2014 compared to 2013. Salaries and wages (including bonuses), the single largest component of SG&A, increased from $386,000 for the quarter ended September 30, 2013 to $539,000 the quarter ended September 30, 2014. The primary reason for the increase in salaries and wages in 2014 was due to an increase in support staff primarily for the solid waste segment and the addition of an executive VP.

Total non-operating other income (expense), net was $(18,000) for the quarter ended September 30, 2014 compared to $(46,400) for the quarter ended September 30, 2013. The decrease in 204 compared to 2013 is due to a reduction in interest expense because of a reduction in interest bearing debt both in 2014 and 2013.

There is no provision for income taxes for both the quarter ended September 30, 2014 and 2013, due to our net losses for both periods.

Net income, before non-controlling interest, for the quarter ended September 30, 2014 was $263,700 compared to a net loss, before non-controlling interest, of $(122,800) for the quarter ended September 30, 2013. The net income attributable to SEER after deducting $115,800 for the net loss attributable to the non-controlling interest was $379,500 for the quarter ended September 30, 2014 as compared to $(70,600), after deducting $52,200 in net loss attributable to the non-controlling interest for the quarter ended September 30, 2013. The primary reason for the change from a net loss in 2013 to net income in 2014 is the 51% increase in revenue in 2014 over 2013 partially offset by increases in SG&A as noted above.

Results of Operations for the Nine months ended September 30, 2014 and 2013

Total revenues were $11.9 million and $8.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of approximately $3.2 million or 37% in revenues comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013 is primarily attributable to increases in revenues from our industrial cleaning and railcar cleaning segments which increased from approximately $6 million in 2013 to approximately $9 million in 2014. Our industrial cleaning segment revenues increased approximately $3 million or 71% comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013, and the increase is attributable to the cyclical nature of tank cleaning in the refining industry and is primarily attributable to a single customer. Our railcar cleaning segment revenues increased approximately $100,000 comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013, and the increase is attributable to an increase in the number of railcars. Our environmental solutions segment revenue was fairly flat comparing 2014 to 2013, with $2.75 million in 2013 compared to $2.77 million in 2014. We generated licensing and placement fees of $59,400 and freight revenue of $40,000 from our solid waste disposal segment as a result of the delivery of two CoronaLux ™ units in 2014. The solid waste disposal segment has received $413,000 in non-refundable fees which are being recognized as revenue ratably over the initial five year term of the agreements.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, were $12.4 million for the nine months ended September 30, 2014 compared to $9.1 million for the nine months ended September 30, 2013. The $3.3 million increase in operating costs is the result of an increase in service costs by $1.4 million due to an increase in service revenues of $3 million and SG&A which increased $1.5 million comparing 2013 to 2014. Service costs as a percentage of service revenues were 65% for the nine months ended September 30, 2014 and 75% for the nine months ended September 30, 2013. The significant improvement is due to utilization of owned equipment rather than renting equipment and the full utilization of our employee workforce. As a result of the backlog of work there is essentially no service employee down time and all service employee time is billed. Product costs as a percentage of product revenues increased from 67% in 2013 compared to 73% in 2014 primarily due to recurring product sales that typically have lower margins than the normal one-time long term project margins that have higher margins. Licensing costs were $227,700 in 2014 and $0 in 2013 due to an increase in personnel to support the placement of CoronaLux ™ units with customers. SG&A expense increased from approximately $2.8 million for the nine months ended September 30, 2013, to approximately $4.2 million for the nine months ended September 30, 2014. The increase in 2014 compared to 2013 is primarily due to; i) an increase in common stock issued for services in 2014, $550,000, for which there was only $60,000 in 2013, ii) stock option expense of $180,000 in 2014 compared to $17,000 in 2013, iii) an increase in professional fees of approximately $100,000 comparing 2013 to 2013, and iv) an increase in salaries and wages of $480,000 in 2014 compared to 2013. Salaries and wages (including bonuses), the single largest component of SG&A, increased from approximately $1.1 million for the nine months ended September 30, 2013 to approximately $1.6 million the nine months ended September 30, 2014. Most of the increase in salaries and wages in 2014 was due to an increase in staff to support the medical waste segment and he addition of an executive VP. The increase in certain SG&A costs, as noted above were partially offset by a reduction in research and development costs. The reduction in research and development costs, which were approximately $167,000 in 2013 and approximately$56,000 in 2014, is primarily the result of the transition of the CoronaLux™ unit from development/prototyping stage throughout most of 2013 to a fully developed production unit approximately September 2013. Research and development costs in 2014 included adaptations of the solid waste technology to other industries other than medical waste.

Total non-operating other income (expense), net was $(20,300) for the nine months ended September 30, 2014 compared to $(46,400) for the nine months ended September 30, 2013. The decrease in 204 compared to 2013 is primarily due to a reduction in interest expense because of a reduction in interest bearing debt both in 2014 and late 2013.

There is no provision for income taxes for both the nine months ended September 30, 2014 and 2013, due to our net losses for both periods.

Net loss, before non-controlling interest, for the nine months ended September 30, 2014 was $472,800 compared to a net loss, before non-controlling interest, of $426,000 for the nine months ended September 30, 2013. The net loss attributable to SEER after deducting $281,700 for the non-controlling interest was $191,100 for the nine months ended September 30, 2014 as compared to $259,400, after deducting $166,600 in non-controlling interest for the nine months ended September 30, 2013. As noted above, the substantial increase in revenue in 2014 compared to 2013 was offset by SG&A expenses as noted above, including $760,000 in stock based compensation (a non-cash expenditure), and a $290,000 increase in salaries and wages comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013.

Changes in Cash Flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $35,700 compared to net cash used in operating activities for the nine months ended September 30, 2013 of $228,800. Cash used in operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. The net loss in 2014 of $472,800 was more than offset by non-cash adjustments totaling $1,091,900. Stock based compensation increased significantly comparing September 30, 2013 to September 30, 2014 primarily as a result of the issuance of 500,000 shares of common stock for services valued at $550,000. A significant increase in revenues in the third quarter of 2014 compared to third quarter 2013 resulted in an increase in trade accounts receivable of approximately $1,130,000. Accounts payable and accrued expenses increased in 2014 compared to 2013 because of the significant increase in revenues that increased payables to trade vendors. For the nine months ended September 30, 2014 we had an increase in deferred revenue of $353,800 which represents non-refundable payments from PWS licensees for which revenue has not yet been recognized, we had no such amounts in 2013. (See Note 7 to the Condensed Consolidated Financial Statements) In addition, in 2014 we received deposits totaling $331,100 primarily from licensees for CoronaLux™ units that had not yet been delivered at September 30, 2014 and there were no such deposits in 2013.

Investing activities

The increase in net cash used in investing activities in 2014 compared to 2013 is primarily attributable to construction of several CoronaLux™ units by PWS for placement of these units with licensees to allow them to commence waste destruction operations. The capital expenditures in 2013 were to support the increase in revenues by our service segment and the commencement of construction of two CoronaLux™ units. Our capital expenditures, excluding intangibles, were $2.9 million and $355,800 for the nine months ended September 30, 2014 and 2013, respectively, of which approximately $2.5 million was for the construction of CoronaLux™ units. We have been able to invest in equipment and build CoronaLux ™ units as a result of raising capital through the sale of common stock.

Financing Activities

Net cash provided by financing activities was approximately $1.3 million for the nine months ended September 30, 2014 compared to $831,600 for nine months ended September 30, 2013. The increase is attributable to a i) the completion of a private placement of common stock and warrants of $776,000 and ii) the exercise of warrants that resulted in proceeds of $662,000 for the nine months ended September 30, 2014 compared to proceeds of $785,300 from the sales of common stock and warrants for the nine months ended September 30 2013. The increase in payment of notes payable and capital lease obligations was due to the payoff of a note payable in the amount of $105,000 and regular payments of capital leases obligations.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $74,600 and $76,000 has been reserved as of September 30, 2014 and December 31, 2013, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2014 and December 31, 2013, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2014 and December 31, 2013.

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

Product revenue generated from projects, which include the manufacturing of products, for removal and treatment of hazardous vapor and gasses is accounted for under the percentage-of-completion method for projects with durations in excess of three months and the completed-contract method for all other projects. Total estimated revenue includes all of the following: (1) the basic contract price (2) contract options and (3) change orders. Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the percentage-of-completion method, we recognize revenue primarily based on the ratio of costs incurred to date to total estimated contract costs. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

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

The Company has five-year licensing agreements with two companies in which the Company amortizes the various fees on a straight-line basis over the five-year life of the agreement.

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

Recently issued accounting pronouncements

In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (the "FASB") that simplifies how an entity tests indefinite-lived intangibles for impairment. The amended guidance allows companies to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The adoption of this guidance had no impact on the Company’s financial position and results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2014, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10-K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2014 through September 30, 2014 the Company (i) issued 1,155,000 shares of common stock in connection with the sale of common stock to accredited investors receiving gross proceeds of $825,000 (ii) issued 1,324,000 shares of common stock in connection with the exercise of warrants, resulting in proceeds of $662,000, (iii) issued 472,841 shares of common stock in connection with the cashless exercise of 796,700 nonqualified stock options, (iii) issued 500,000 shares of common stock for services valued at $550,000, iv) issued 1,000,000 shares of common stock for intellectual property valued at approximately $1.1 million and v) issued 1,200,000 shares of common stock for an equity interest in a related entity valued at approximately $1.2 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer ) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                 Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.

(2)                 Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.

(3)                 Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013

(4)                 Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014

* Filed herewith

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

*** Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2014	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. By /s/ J. John Combs
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer
	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

