Form 10-K
period 2014-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2015-04-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014
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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐         No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 39,809,281 shares of common stock at a price of $1.35 per share for an aggregate market value of $53,742,530.

As of March 31, 2015 there were 52,362,015 shares of the registrant’s $.001 par value common stock outstanding.  No other class of equity securities is issued or outstanding.

Documents incorporated by reference:  None

2

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2014

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

ITEM 1.  BUSINESS

Overview

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC.   SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries.  SEER currently operates five companies with three offices in the western and mid-western U.S.  Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S.  Each of the five operating companies is discussed in more detail below.

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services.  The focus of the SEER family of companies, however is to increase margins by securing or developing new and patent-pending technologies and then leveraging its 20-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas (“CNG”) fuel generation for fleet use, as well as general solid waste and medical/pharmaceutical waste destruction.  Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products.

The company now owns and manages four operating entities and one newly formed entity that has no significant operations to date.

  Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) provides general industrial cleaning services and waste management to many industry sectors focusing on oil & gas production (upstream) and refineries (downstream), as well as services other sectors such as hospitals, universities and state/federal agencies.

Tactical Cleaning Company, LLC (“Tactical”):  (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt.

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV is an engineered product company that designs and sells patented and/or proprietary), engineered, dry scrubber system solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations.  These system solutions are marketed under the product names H2SPlus™ and OdorFilter™.  The markets for these products include waste land fill sites, agricultural and food product processors, and petroleum product refiners.  MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable fuel for a number of markets, such as fleet vehicle fuel to replace diesel or gasoline. The target markets for these solutions are primarily conversion in agricultural, food and beverage and agriculture digesters and landfill operations.

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is an operating company that has developed a patented waste destruction technology using pyrolytic heating process combined with “non-thermal plasma” assisted oxidation. This technique involves gasification of solid waste by heating the waste in a low-oxygen environment, followed by complete oxidation at higher temperatures in the presence of plasma. The term “non-thermal plasma” refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. This technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) thereby eliminating the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

MV RCM Joint Venture: In April 2013, MV Technologies, Inc (“MV”) and RCM International, LLC (“RCM”) entered into an Agreement to develop hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture”). RCM and MV Technologies will independently market the hybrid scrubber systems.  The contractual Joint Venture has an initial term of five years and will automatically renew for successive one-year periods unless either Party gives the other Party one hundred and eighty (180) days’ notice prior to the applicable renewal date. Operations to date of the Joint Venture have been limited to formation activities.

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created  to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of December 31, 2014.

Segment Information

The Company currently has identified four segments as follows:

		% of Annual Revenues
		2014	2013
REGS	Industrial Cleaning	59%	50%
TCC	Rail Car Cleaning	15%	21%
MV	Environmental Solutions	25%	29%
PWS	Solid Waste	1%	—

Reach is not currently operating but when operations commence would be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but when operations commence would be part of the Environmental Solutions segment.

As of December 31, 2014 and 2013, we had two customers (Customer A and Customer B) with sales in excess of 10% of our revenue and combined were 53% and 43%, respectively of total revenues for the year ended December 31, 2014 and 2013.  The loss of either one of these customers would have a material adverse effect on our business.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $12.5 million as of December 31, 2014 and for the years ended December 31, 2014, and 2013, we incurred net losses, before non-controlling interest, of approximately $726,000 and $858,000, respectively.  As of December 31, 2014 our current liabilities exceed our current assets by approximately $1.4 million compared to December 31, 2013 where our current assets exceeded our current liabilities by $582,000. The primary reason for the change in working capital is we used working capital in 2014 to finance nearly $3.4 million in property and equipment additions, which included approximately $2.6 million in new CoronaLux™ units. Our total assets exceed total liabilities at December 31, 2014 by approximately $3.8 million and at December 31, 2013 our total assets exceeded our total liabilities by $2 million.  The primary reason for this positive change is due to net proceeds from the issuance of stock and exercise of common stock warrants of approximately $1.5 million.

We have undertaken a number of specific steps to increase our profitability.  In 2014 and 2013, we raised approximately $1.5 million and $3.7 million, respectively through the sale of common stock and the exercise of commons stock warrants.  In addition, we have focused on developing organic growth in our operating companies and improving margins through increased attention to pricing, aggressive cost management and overhead reductions.  We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to reduce our net loss.  We also increased our business development efforts in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations.  There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from CoronaLux™ placement fees will be sufficient to allow the Company to maintain its operations through December 31, 2015 and into the foreseeable future.

Industry

SEER, with its diverse services, technologies, and environmental solution offerings, participates in the worldwide markets of industrial cleaning, environmental compliance, renewable energy and waste minimization/management markets.  There are ever-increasing emissions and solid waste regulations and statutory programs at the, state, federal and local level, that create and mandate the need for waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste.

The industrial waste management industry in North America was shaped first by the Resource Conservation and Recovery Act of 1976 (“RCRA”), which requires waste generators to, among other things, store and dispose of hazardous waste in accordance with specific regulations.  Subsequent to RCRA, growing national awareness of environmental issues, coupled with corporate and institutional awareness of environmental liabilities, have contributed to the growth of the industry and associated governing legislation on the state and federal levels.

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

The enactment of the federal Clean Air Act of 1970 (CAA) resulted in a major shift in the federal government’s role in air pollution control. This legislation authorized the development of comprehensive federal and state regulations to limit emissions from both stationary (industrial) sources and mobile sources.  The Act has been amended and expanded in scope many times since its enactment and remains a major consideration for safely and responsibly conducting business in the U.S.

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

Business Strategy

SEER’s growth to date has been fueled by a combination of vertical integration, acquisitions, and organic growth.  SEER acquired REGS, Tactical, and MV as wholly-owned subsidiaries.  We intend to continue pursuing an aggressive strategy of both acquisitions and organic growth while expanding our geographic footprint into other regions of the United States and possibly into foreign markets.  Potential acquisitions may include businesses that secure supply chain and vendor logistics or are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

Upon full development of certain of our patent-pending technologies, we intend to explore licensing relationships with larger, established companies to generate sustainable revenue streams from both domestic and international applications.

Intellectual Property

MV was issued a patent in 2012 related to “Oil-Gas Vapor Collection, Storage, and Recovery System, etc.” Patent No. US 8,206,124 B1. MV was issued a second patent in 2014 titled “Fugitive Gas Capture”, US Patent No. 8,708,663 B1, that expanded claims in the earlier patent. The patents will expire in 2029 and 2031, respectively, unless otherwise extended. MV is in the process of expanding the scope and number of claims of this issued patent and has other pending applications arising out of and related to its odor control, vapor recovery, and renewable energy systems.

In 2013, PWS filed provisional and non-provisional patent applications in the name and for the benefit of SEER arising out of and related to its waste disposal technology involving a pyrolitic first phase and a “cold plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In October 2014 SEER was issued patent No. 8,870,735 for this CoronaLux™ technology. In 2014, PWS filed a provisional patent related to destruction of volatile organic compounds. A pyrolytic process is basically the decomposition of any material at elevated temperatures in a very low oxygen-containing atmosphere, as compared to conventional incineration or pyrolysis processes. PWS is not dependent upon this patent for its business development, although the issuance of the patent would give PWS a competitive advantage.

Competition

The industrial services industry is highly competitive.  Our competitors vary in size, geographical coverage and by the mix of services they offer.  Our larger competitors include Philip Services, Clean Harbors, and Veolia Environmental Services.  Additionally, we compete with a number of small and medium size companies.  In the face of this competition we have been effective in growing our revenue due to the wide range of services we offer, a competitive pricing structure, our innovative and proprietary/patent pending technologies, and a reputation for reliability, built over the nearly 20 years of business operations as well as the care we take in performing and completing each customer project.

In all its businesses, the Company currently holds very small parts of very large and growing markets.  MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost effective removal of H2S from process gas streams. H2S is highly corrosive, and is a precursor to sulfur dioxide, a highly regulated air pollutant.  Therefore removing H2S from industrial process waste streams is important in order to enhance the safety of personnel, extend the life of industrial equipment, and to minimize resulting air pollution.   In the markets served by MV there are a number of competing technologies employed such as:  biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. REGS and Tactical Cleaning Company compete by offering superior customer response and lower total cost of service.  PWS plans to compete by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling.  We believe that the patented CoronaLux™ technology results in a radically superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market.

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

Pursuant to the EPA’s authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the permitting and operation of hazardous waste facilities.  Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air.  Our facilities are also subject to local siting, zoning and land use restrictions. Although our facilities occasionally have been cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

Income Taxes

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes and accrued interest and penalties related to the unpaid payroll taxes.

In September 2011, we received approval from the Internal Revenue Service ("IRS") to begin paying the outstanding federal payroll tax and related interest and penalties liabilities totaling approximately $971,000, for the aforementioned years in installments (the "Installment Plan"). Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability was paid in full. Through the duration of the Installment Plan, the IRS continued to charge penalties and interest at statutory rates. If the conditions of the Installment Plan were not met, the IRS could cancel it and could demand the outstanding liability to be repaid through a levy on income, bank accounts or other assets, or by seizing certain of our assets. Additionally, the IRS has filed a notice of federal tax lien against certain of our assets to satisfy the obligation. The IRS is to release this lien if and when we pay the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay them.

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

As of December 31, 2014 and December 31, 2013, the outstanding balance due to the IRS was $947,700, and $958,300, respectively.

Insurance

To cover potential risks associated with the variety of services that the operating companies provide, we maintain adequate insurance coverages, including:  1) Casualty Insurance providing coverage for Commercial General Liability, Automotive Liability and Professional Liability Insurance in the amounts of $1 million each, respectively, per year;  2) Contractor’s Pollution Liability Insurance, which has limits of $1 million per occurrence and $1 million in the aggregate; 3) Transportation Liability Insurance with a $1 million per occurrence; and 4) An Excess Umbrella Liability Policy of $4 million per occurrence and $4 million aggregate limit overall.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $277,000 and $407,000 on R&D for the years ended December 31, 2014 and 2013, respectively.

Employees

As of December 31, 2014, we employed approximately 76 full time non-union hourly and salaried employees.  There is some seasonality to our business which requires us to use day laborers.

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

Certain services that we provide are impacted by events such as accidental spills of hazardous materials, increasingly stringent environmental regulations governing hazardous waste handling, and seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities.  Many of our customers are affected by the price of crude oil and refined products primarily because these customers do not produce crude oil but must purchase crude oil in the market. The fluctuating price of crude oil can have a significant impact on their operating margins. Unfavorable or volatile trends in fossil fuel prices (oil, diesel, natural gas) may result in decreased demand for the company’s services. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter and from year to year.  Prior financial performance for certain periods may not be a reliable indicator of future performance for comparable periods in subsequent years.

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

As of December 31, 2014, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 10% of our outstanding common stock and restricted common stock, of 29,012,013 shares, or 54% of our outstanding common stock. The average number of shares traded in any given day over the past year (approximately 59,800) has been relatively small compared to the public float. For the year ended December 31, 2014 we traded a total of 15,066,900 shares or 52% of our public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, securities similar to our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Our ability to meet our obligations as they come due could be negatively impacted if we are unable to invoice and collect from our customers in a timely manner, if our revenue levels fall below forecast, or expenses exceed what we projected, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive. As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $12.5 million as of December 31, 2014. For the years ended December 31, 2014, and 2013, we incurred net losses, before non-controlling interest, of approximately $726,000 and $858,000, respectively. As of December 31, 2014 our current liabilities exceed our current assets by approximately $1.4 million.

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

Changes in environmental regulations or our entry into new businesses could require us to make significant capital expenditures. Periodically, the government revises rules and regulations regarding the handling and disposal of hazardous waste that requires us and other companies in the environmental services industry to invest in new equipment, training or other areas in order to remain in compliance. Additionally, because we intend to expand our business through the acquisition of complementary businesses, we anticipate the need to raise additional capital to support these acquisitions. Future environmental regulations and acquisitions could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

If our internal growth objectives prove to be inaccurate, our results of operations could be adversely affected.

While we believe that increasing environmental regulations and our growing product and services portfolio provide us with ample growth opportunities, it is possible that we will not be able to achieve our internal growth objectives due to causes such as a lack of growth capital, intense competition, regulatory issues, loss of permits and licenses, and other factors.  Likewise, while we also intend to grow through acquisition, it is possible that we will be unable to grow this way due to lack of adequate financing, lack of viable acquisition candidates, competition for possible acquisitions and other factors.  To the extent that our growth objectives prove to be significantly different than actual results, our results of operations could be adversely affected.

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

As of December 31, 2014, J John Combs III, President, CEO and Director of SEER and Michael J. Cardillo, Founder and President of our REGS subsidiary, and Fortunato Villamagna, president of our PWS subsidiary, beneficially held approximately 22.6% of our outstanding common stock.  As a result, our directors and officers may be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders.  The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions.  Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Commerce City, CO	Leased	REGS operations	10,000	1.5
Denver, CO	Leased	TC2 Rail car cleaning	1,200	1.5
Golden, CO (1)	Leased	Corporate office, MV operations	9,750	n/a
El Dorado, KS	Leased	TC2 Rail car Cleaning	2,200	5.0

(1)	On December 16, 2013, the Company executed a new lease for 9,750 square feet of office and warehouse space that will serve as the headquarters for SEER, MV and PWS. The lease commenced on February 1, 2014 and terminates on January 31, 2019 unless otherwise extended.

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

	For the Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$1.36	$1.01	$.75	$.41
Second Quarter	$1.72	$.99	$.86	$.69
Third Quarter	$1.35	$.88	$.94	$.69
Fourth Quarter	$1.44	$.86	$1.08	$.77

Stockholders

As of March 31, 2015, there were approximately 112 shareholders holding 52,362,015 common shares issued and outstanding.  There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock.  We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31,2014, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q except as noted below.

For the period October 1, 2014 to December 31, 2014 the Company issued 162,500 shares of common stock in connection with the exercise of warrants at $.50 per share, resulting in proceeds of $81,250 and we issued 200,000 shares of common stock for consulting services valued at $184,000.  The consulting services are related to financial advisory services, potential strategic acquisition evaluations, strategic planning and market evaluations.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

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

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, and oil & gas services.  At the same time, SEER intends to increase sales of new and patent-pending technologies into the fast growing markets of vapor/emission capture and control, renewable “green gas” capture and sale, CNG fuel generation, as well as medical and pharmaceutical waste destruction.  Many of SEER’s current operating companies share customer bases and each provides truly synergistic services and products.

Financial Condition

At December 31, 2014, we had approximately $1.4 million in negative working capital, which represents a decrease of approximately $2 million from $582,000 in working capital at December 31, 2013. The significant decrease in our working capital results primarily from two events:  1) the reclassification of the amounts due the IRS from non-current to current liabilities until the outcome is resolved and 2) cash used from proceeds from the sales of common stock of approximately $2.6 million was used to build waste destruction units for PWS. In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting our Offer in Compromise and in accordance with the rejection letter the Company has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated.  In June 2014, the Company received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest.  Currently our appeal is pending and as such the IRS cannot levy our property while the appeal process is still pending. As of December 31, 2014 the outstanding balance due to the IRS was $947,700.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $12.5 million as of December 31, 2014, and $12.2 million as of December 31, 2013.  For the years ended December 31, 2014, and 2013, we incurred net losses of approximately $726,000 and $858,000, respectively.

Realization of a major portion of our assets as of December 31, 2014 and 2013 is dependent upon our continued operations. Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern. For the years ended December 31, 2014 and 2013, we had net proceeds of approximately $1.5 million and $3.8 million, respectively, through the sale of common stock and the exercise of common stock warrants. In addition, for the year ended December 31, 2013, we converted debt of approximately $61,000 to equity. In addition, we have focused on organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability. We also increased our business development efforts in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital and proceeds from CoronaLux™ placement fees will be sufficient to allow the Company to maintain its operations through December 31, 2015 and into the foreseeable future.

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013

 Total revenues were $17.3 million and $11.6 million for the years ended December 31, 2014 and 2013, respectively. The increase of approximately $5.7 million or 49% in revenues comparing the year ended December 31, 2014 to the year ended December 31, 2013 is primarily attributable to increases in revenues from our industrial cleaning segment which increased from approximately $5.8 million in 2013 to approximately $10.2 million in 2014, an increase of approximately 76% and was primarily attributable to a single customer and the substantial increase in the need for industrial services by this single customer. Our railcar cleaning segment revenues increased approximately $200,000 comparing the year ended December 31, 2014 to the year ended December 31, 2013, and the increase was attributable to an increase in the number of railcars serviced during that period. Our environmental solutions segment revenue increased from $3.4 million for the year ended December 31, 2013 to $4.3 million for the year ended December 31, 2014, an increase of approximately 27%. We generated licensing and placement fees of $69,000 and freight revenue of $40,000 from our solid waste disposal segment as a result of the delivery of two CoronaLux™ units in 2014. The solid waste disposal segment has received approximately $526,000 in non-refundable fees which are being recognized as revenue ratably over the initial five year term of the agreements.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses were approximately $18 million for the year ended December 31, 2014 compared to $12.4 million for the year ended December 31, 2013. The $5.6 million increase in total operating costs is the result of 1) an increase in service costs of approximately $2.3 million associated with a 56% increase in service revenues of $4.6 million, 2) an increase in product cost of $867,000 associated with a 27% increase in product revenues and, 3) SG&A which increased approximately $2.1 million comparing 2013 to 2014. Service costs as a percentage of service revenues were 66% for the year ended December 31, 2014 and 75% for the year ended December 31, 2013. The significant margin improvement is due to better utilization of owned equipment rather than renting equipment and the full utilization of our employee and subcontractor workforces. As a result of a significant backlog of work all service employees and subcontractors time was billed. Product costs as a percentage of product revenues was 67% in 2013 compared to 73% in 2014 primarily due to recurring product sales that typically have lower margins than the normal one-time long term project margins that have higher margins. Solid waste costs were $397,500 in 2014 and $0 in 2013 due to an increase in personnel to support the placement of CoronaLux ™ units with customers, along with product development and product enhancement activities. SG&A expense increased from approximately $3.9 million for the year ended December 31, 2013, to approximately $5.9 million for the year ended December 31, 2014, an increase of approximately $2 million. The increase in 2014 compared to 2013 was primarily due to, i) stock based compensation which was $994,400 in 2014, compared to $208,800 in 2013, ii) an increase in professional fees of approximately $137,000 comparing 2013 to 2014, iii) an increase in bad debt expense of $155,000, iv) an increase in travel costs of $69,000 and v) an increase in salaries and wages and share-based compensation of $1,129,000 in 2014 compared to 2013. Most of the increase in salaries and wages in 2014 was due to an increase in staff to support the medical waste segment and product segments and the addition of corporate executive staff. Share-based compensation increased $789,000 from 2013 to 2014.

Total non-operating other income (expense), net was $(38,600) for the year ended December 31, 2014 compared to $(110,600) for the year ended December 31, 2013. The decrease in 2014 compared to 2013 is primarily due to a reduction in interest expense because of a reduction in interest bearing debt both in 2014 and late 2013.

There is no provision for income taxes for both the year ended December 31, 2014 and 2013, due to our net losses for both periods.

Net loss, before non-controlling interest, for the year ended December 31, 2014 was $726,000 compared to a net loss, before non-controlling interest, of $858,600 for the year ended December 31, 2013.  The net loss attributable to SEER after deducting $441,400 for the non-controlling interest was $284,600 for the year ended December 31, 2014 as compared to $619,700, after deducting $238,900 in non-controlling interest for the year ended December 31, 2013.  As noted above, the substantial increase in revenue in 2014 compared to 2013 was offset by SG&A expenses, as noted above.

Changes in Cash Flow

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2014 was $29,700 compared to $120,100 net cash used in operating activities during the year ended December 31, 2013.  Cash provided by (used in) operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. In 2013, net non-cash adjustments totaled $609,000 and in 2014, net non-cash adjustments totaled $1.7 million.  In 2013, the net effect of changes in operating assets and liabilities was an increase in cash by approximately $129,000, primarily due to an increase in accounts payable and accrued liabilities of $642,000 offset by a reduction of billings in excess of revenue on uncompleted projects of $157,100, a $122,500 reduction of payroll taxes payable and an increase in prepaid expenses of $248,200.  In 2014, the net effect of changes in operating assets and liabilities was a reduction of cash by approximately $896,500, primarily due to an increase in accounts receivable of nearly $2 million from 2013 to 2014, primarily offset by increases of $195,000 in accounts payable and accrued liabilities, an increase of $138,200 in billings in excess of revenue on uncompleted contracts, an increase in deferred revenue and customer deposits of $600,600.  The increase in accounts receivable is primarily due to a substantial increase in revenues in the 4th quarter of 2014, $5.4 million, compared to the 4th quarter of 2013, $2.9 million. The increase in accounts payable and accrued liabilities in 2014 was primarily increases in vendor payables due to the significant increase in revenues in Q4 2014 and compensation and accrued bonuses.  The increase in deferred revenue and customer deposits in 2014 results from non-refundable placement fees associated with several CoronaLux™ unit, which are amortized over the term of the agreement and deposits on CoronaLux™ units ordered but not yet delivered.

Investing activities

Net cash used in investing activities is primarily attributable to capital expenditures.  Our capital expenditures were $3.4 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. The significant increase in property and equipment in 2014 and 2013 was primarily due to, i) the construction of CoronaLux™ units which accounted for $2.7 million of the additions in 2014 and $707,000 of the additions in 2013, ii) REGS equipment additions of $273,000 in 2014 and $397,000 in 2013, iii) equipment additions for MV of $89,000 in 2014 and $46,000 in 2013 and iv) software and IT infrastructure additions for SEER of $236,000 in 2014.

Financing Activities

Net cash provided by financing activities was approximately $1.3 million for 2014 compared to approximately $3.6 million for 2013.  The decrease in 2014 was attributable to lower net proceeds from the sale of common stock and exercise of warrants.  Proceeds from the sale of common stock and exercise of warrants were $1.5 million for 2014 compared to $3.8 million for 2013. Payments on notes payable and capital lease obligations was $$215,600 in 2014 and $205,300 in 2013 and payments on related party notes payable was $63,100 in 2014 and $4,300 in 2013.

Overall, out decrease in cash in 2014 was primarily because of the additions to property and equipment and in particular the construction of CoronaLux™ waste destruction units as more fully described above.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest.  The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable.  We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment.  Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $263,600 and $76,000 had been reserved as of December 31, 2014 and 2013, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable.  Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States.  Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States.  To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts.  As of December 31, 2014 and 2013, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value.  Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows.  No impairment was determined as of December 31, 2014 and 2013.

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

The Company’s revenues from waste destruction licensing agreements are recognized as a single accounting unit over the term of the license.  In accordance with Accounting Standards Codification (“ASC”) 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

The Company has five-year agreements with three companies in which the Company amortizes various fees on a straight-line basis over the initial five-year term of the agreement.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-28 under the caption “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Joseph John Combs III, Esq., 57, CEO, Chairman, President and Secretary.  Mr. Combs, a SEER Founder, is currently Chairman of the Board of Directors, and CEO. He also serves as General Counsel. Mr. Combs has been Vice President of REGS since 2004, was the founder and President of Tactical Cleaning in 2005, and remains its President. Before joining the Company he owned and operated the law firm of Combs & Associates from 1989 to 2003. Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O'hara & Samuelian, in Los Angeles from 1983 to 1987. His experience in private practice has included corporate maintenance, international finance, and business litigation. Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and was a Director and Officer of Armada Water Assets, Inc until his resignation in September 2014. For the past five years Mr. Combs has not served as a director of a public company, other than SEER. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983. Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney. Effective January 1, 2013 Mr. Combs receives an annual salary of $165,000 and participation in an incentive compensation program.

Michael Readey, 55, Executive Vice President. Readey became Executive Vice President in January 2014 and brings to SEER more than 28 years of experience in technology development, product engineering, business development and management in both Fortune 500 and entrepreneurial settings. Readey spent 13 years with Caterpillar, Inc., where he led several major corporate initiatives, including launch of the company's emission control business, management of long-term product strategy to meet increasingly stringent EPA regulations, and development of advanced materials and processes for the company's operating units. More recently Readey served as President and CEO of AeriNOx Inc., a supplier of emission control systems. He holds a Ph.D. in Materials Science and Engineering from Case Western Reserve University, BS and MS degrees in Ceramic Engineering from Ohio State University, and Business Management Certificates from Bradley and Northwestern Universities. Effective January 20, 2014 Dr. Readey receives an annual salary of $135,000 and participation in an incentive compensation program.

Christopher H. Dieterich, 67, Director and former Secretary. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 33 years.  His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies.  He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets.  He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

Monty Lamirato, 59, Chief Financial Officer Mr. Lamirato has been our Chief Financial Officer since joining the Company as a consultant on March 1, 2013. Prior to joining the Company, Mr. Lamirato has been a consulting Chief Financial Officer from April 2009 and served as Chief Financial Officer of ARC Group Worldwide, Inc., a provider of wireless network components, from August 2001 to March 2009, as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001, and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978. His current annual compensation as a consultant is approximately $124,000.

None of the officers or our Director was the subject of a conviction in a criminal proceeding, or named as a defendant in a pending criminal proceeding, or had an order, judgment or decree entered by a court of competent jurisdiction that in any way enjoined, barred, suspended or otherwise limited that officers or Directors involvement in any business, securities, commodities or banking activities; nor has any officer or Director been the subject of any finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended or vacated; or been the subject of the entry of an order by self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited any officer’s or Director’s involvement in any type of business of securities activities.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2014 and 2013.

Name and Title	Fiscal Year	Base Salary (2)	Bonus (2)	Stock Awards	Option Awards (3)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation

J. John Combs III	2014	$165,000	$75,000	—	—	—	—	—	$240,000
CEO, President, Secretary	2013	$165,000	$59,500	—	—	—	—	—	$224,500

Monty R. Lamirato (1)	2014	$124,700	$10,000						$134,700
CFO	2013	$70,200	—	—	$46,600	—	—	—	$116,800

Chris Dieterich Director	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—

Michael Readey	2014	$127,500	$15,000		$310,600				$453,100
Executive Vice President	—

FortunatoVillamagna	2014	$150,000	$10,000	—	—	—	—	—	$160,000
President, Paragon Waste Systems, LLC	2013	$150,000	—	—	—	—	—	—	$150,000

Mike Cardillo	2014	$140,000	$75,000	—	—	—	—	—	$215,000
President, REGS LLC	2013	$140,000	$58,300	—	—	—	—	—	$198,300

(1)	Paid as an outside consultant.
(2)	Represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years.
(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2014, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 13 to our audited financial statements included in as Exhibit 99 to this Report on Form 10-K . The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

Employment Agreements

There are no written employment agreements or contracts with any named executives except as noted below

Effective as of January 20, 2014, we entered into an employment agreement with Michael Readey in connection with his services as Executive Vice President. Dr. Readey’s employment agreement is for a term of one year but shall automatically renew for succeeding terms of one year unless written notice is given by either party 30 days prior to the expiration of any term.

Pursuant to the terms of his employment agreement, Dr. Readey will receive an annual base salary of $135,000. In addition, Dr. Readey will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company.

Dr. Readey shall be entitled to receive a total of 600,000 stock options of the Company’s $.001 par value common stock, as set forth below.

i)  Signing Bonus: 100,000 cashless options vesting upon commencement of employment.  The strike price for these options shall be $1.00 and shall have an exercise term of three years from date of vesting; and

ii) Performance Options: 500,000 cashless vesting over three (3) years in twelve (12) quarterly installments at the end of each quarter of employment.  The strike price for these options shall be $1.00 and shall have an exercise term of three years.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Awards
J John Combs III, CEO, President, Secretary	1/1/2012	—	300,000	$.50	$13,500
Michael Readey, Executive VP	1/20/2014	—	600,000	$1.00	$310,600
Monty Lamirato, CFO	10/1/2013	—	200,000	$.72	$46,600
Chris Dieterich, Director	—	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—	—
Mike Cardillo, President REGS	1/1/2012	—	300,000	$.50	$13,500

No options were exercised by the executive officers during the years ended December 31, 2014 and 2013.

On November 6, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and directed that it be presented to the shareholders for their adoption and approval. The 2013 Plan was not approved by the shareholders of the Company and on December 1, 2014 The Board of Directors terminated the Plan. No shares were ever issued pursuant to the 2013 Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(d)	Option Expiration Date
J John Combs III, CEO, President, Secretary	300,000(b)	—(b)	$.50	12/31/2015
Michael Readey, Executive VP	266,664(a)	333,336(a)	$1.00	12/31/2019
Monty Lamirato, CFO	83,333(c)	116,667(c)	$.72	7/1/2019
Chris Dieterich, Director	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—
Mike Cardillo, President REGS	300,000(b)	—(b)	$.50	12/31/2015

(a)	600,000 options were issued on January 20, 2014 of which 100,000 options vest as of January 20, 2014 and the balance of the 500,000 options vest in a series of 12 successive equal quarterly installments of 41,666 commenting March 31, 2014 and ending December 31, 2016, subject to the option holders continuous service as of each such date.
(b)	300,000 options were issued on January 1, 2012 and 15% vest on January 1, 2012, 15% vest on June 30, 2012, 15% vest on December 31, 2012, 15 % vest on June 30, 2013, 15% vest on December 31, 2013, 15% vest on June 30, 2014 and 10% vest on December 31, 2014.
(c)	200,000 options issued October 1, 2013 of which 16,667 shares vest as of October 1, 2013 and the balance of the 183,333 options vest in a series of 11 successive equal quarterly installments commenting January 1, 2014 and ending July 1, 2016, subject to the option holders continuous service as of each such date.
(d)	Represents weighted average exercise price.

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

The following table sets forth information regarding the beneficial ownership of Strategic Environmental & Energy Resources’ common stock as of December 31, 2014, by (i) each person known to beneficially own more than 5% of the common stock of the Company, (ii) each of the Company’s executive officers, (iii) each member of the Board of Directors of the Company and (iv) all of the executive officers and Board members as a group. As of December 31, 2014, 51,726,316 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned (1)		Percentage of Class
Joseph John Combs III CEO, President, Chairman, Secretary 751 Pine Ridge Road Golden, Co 80403	5,406,315	(2)	10.16%

Michael Cardillo President, REGS 7801 Brighton Road, Commerce City, CO 80022	4,625,316	(3)	8.69%

Michael Readey Executive Vice President 751 Pine Ridge Road Golden, Co 80403	266,664	(4)	*

Monty R. Lamirato Chief Financial Officer 751 Pine Ridge Road Golden, Co 80403	100,000	(5)	*

Chris Dieterich Director and former Secretary 751 Pine Ridge Road Golden, Co 80403	—		—

Fortunato Villamagna President, PWS 751 Pine Ridge Road Golden, Co 80403	1,995,000	(6)	3.77%

LPD Investments Ltd. 25025 145 North, Suite 410, The Woodlands, TX 77380	5,140,832	(8)	9.53%

Clyde Berg 10050 Bandley Drive Cupertino, CA 95014-2102	4,725,000	(7)	8.63%

All Officers and Directors as a Group (6 persons)	12,393,295		23%

* Less than one percent.

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 5,106,315 shares owned by Mr. Combs and options to purchase 300,000 shares of common stock, which are currently exercisable.
(3)	Consists of 100,000 shares owned by M. Cardillo, 4,225,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership and options to purchase 300,000 shares of common stock, which are currently exercisable.
(4)	Consists of options to purchase 266,664 shares of common stock which are currently exercisable or exercisable within 60 days.
(5)	Consists of options to purchase 100,000 shares of common stock which are currently exercisable or exercisable within 60 days.
(6)	Consists of 1,995,000 shares owned by Black Stone Management Services, Inc. LLC, owned 25 % by Mr. Villamagna and 75% by 3 children of Mr. Fortunato from which Mr. Fortunato has beneficial ownership.
(7)	Consists of 2,850,000 shares owned by Mr. Berg and warrants to purchase 815,000 shares of common stock, which are currently exercisable, 560,000 shares owned by Clyde J Berg 2011 CRT and 500,000 shares owned by Clyde J Berg CRT for which Mr. Berg has beneficial ownership.
(8)	According to Form 13G filed on August 29, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

For the year ended December 31, 2014 and 2013 we had revenues of $442,700 and $494,700, respectively, from a customer, Harley Dome, in which our CEO/President was a member of the Board of Directors of Armada Water Assets, Inc, the parent company of Harley Dome until his resignation in September 2014. Black Stone Management Services, LLC, in which Fortunato Villmagna is Chairman and a managing member, is a minority shareholder of Armada Water Assets, Inc.

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. FortunatoVillamagna, who serves as President of our subsidiary PWS, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to two individuals, Mr. J. John Combs III, a shareholder and CEO/President of the Company and Mr. Michael Cardillo, a shareholder of the Company and President of a REGS.  There was no value to the units at the time of the allocation. In 2013, Black Stone sold 10% of its membership units to a third party receiving 875,000 shares of common stock of the Company and other equity interests. As of December 31, 2013 and 2014 the Company owns 54% of the membership units, Black Stone owns 26% of the membership units, a third party owns 10% of the membership units and two related party individuals, noted above, each own 5% each of the membership units.

In August, 2011, the Company acquired certain waste destruction technology (the “IP”) from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of that Agreement and will continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $69,000 for the year ended December 31, 2014 and no revenue for the year ended December 31, 2013, as such, royalties of $3,500 were due for 2014.

In August 2014, the Company entered into a second Exchange and Acquisition Agreement (“New Technologies Agreement”) with Black Stone for the acquisition of additional intellectual property (“IP”) from Black Stone in exchange for 1,000,000 shares of common stock valued at $1,050,000. Subsequent to year end the Company and Black Stone executed a rescission agreement of the New Technologies Agreement noted above that was effective December 31, 2014. The shares issued by the Company in accordance with the agreement will be returned and all acquired IP returned to Black Stone.

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement (“License Agreement”) with Sterall Inc. (“Sterall”). Black Stone is a minority shareholder of Sterall.

In September 2014, the Company entered into an Equity Purchase Agreement ("Equity Agreement") with a third party ("Seller") whereby the Company issued 1,200,000 shares of the Company's common stock, valued at $1,212,000, in exchange for 22.5 membership units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. Subsequent to year end the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) is greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement (December 31, 2015), the transaction may be rescinded by either Party.

In December 2014, PWS, Sterall, Inc and Sterall LLC entered into a Successor-In-Interest Agreement.  The Successor-In-Interest Agreement states that Sterall Inc and Sterall LLC are in the process of consolidating their business under Sterall LLC and all agreements between PWS and Sterall Inc shall be binding in all regards on Sterall LLC.

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2014 and 2013 are as follows:

	2014	2013
Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO, Mr. Combs, by a third party in 2010; due on June 1, 2016	$37,000	$97,000

Accrued interest	36,800	39,900
	$73,800	$136,900

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

Director Independence

As of this filing, only one of the directors is considered independent.  In 2015, the company intends to identify and elect two or more independent directors.

Board Meetings and committees; annual meeting attendance

There was one board meeting held in 2014, which was attended by the two directors. There was one board meeting held in 2013, which was attended by the three directors.

There is no Nominating Committee for directors, which the Company considers reasonable, as there is no direct compensation to directors who are not also officers, and there is no liability insurance available for errors and omissions, should they occur.  Therefore, the Company has found it extremely difficult to attract independent directors.

Audit Committee

As of this filing, there was no audit committee. In 2015, the Company intends to form an audit committee to oversee all matters related to the Company’s financial activities and reporting requirements.

Audit Committee Financial Expert

None

Compensation Committee

As of this filing there was no compensation committee.  In 2015, the Company intends to form a compensation committee to oversee all matters related to the Company’s compensation plans and packages.

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

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2014 and 2013

	2014 Fees	2013 Fees

Audit Fees	$139,000	$121,200

Audit-Related Fees	—	—

Tax Fees	23,200	40,900

Total Fees	$162,200	$162,100

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2014 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2014, whereas 2013 includes the annual audit fees, review of Form 10 Registration Statement and amendments thereto and review of Form 10-Q for the quarter ended September 31, 2013.

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

a) Financial Statements

The following financial statements are included as Exhibit 99.1 and are hereby incorporated by reference:

Audited Financial Statements

(b) Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions,
LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 **	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013.
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014.
*	Filed herewith.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2015	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

s/ J. John Combs III	Chairman of the Board of Directors	April 14, 2015
J. John Combs III

/s/ Christopher Dieterich	Director	April 14, 2015
Christopher Dieterich.

