Form 10-Q
period 2015-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2015-05-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 the Registrant had 52,362,015 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	Unaudited	*
Current assets:
Cash	$661,900	$229,200
Cash – restricted	147,800	213,800
Accounts receivable, net of allowance for doubtful accounts
of $246,500 and $263,600, respectively	2,113,200	3,017,800
Costs and estimated earnings in excess billings on uncompleted contracts	243,200	61,100
Prepaid expenses and other current assets	417,400	202,500
Total current assets	3,583,500	3,724,400

Property and equipment, net	5,106,400	4,848,800
Intangible assets, net	368,700	371,400
Other assets	52,500	52,500
TOTAL ASSETS	$9,111,100	$8,997,100

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,376,000	$1,675,900
Accrued liabilities	826,000	925,700
Billings in excess of costs and estimated earnings on uncompleted contracts	443,500	308,500
Deferred revenue	922,000	456,600
Current portion of payroll taxes payable	953,400	947,700
Customer deposits	380,000	380,000
Current portion of notes payable and capital lease obligations	382,600	363,000
Notes payable - related parties, including accrued interest	61,800	73,800
Total current liabilities	5,345,300	5,131,200

Payroll taxes payable, net of current portion		—
Notes payable and capital lease obligations, net of current portion	182,700	60,900
Total liabilities	5,528,000	5,192,100

Commitments and contingencies

Stockholders’ Equity):
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 52,362,015 and	52,400	51,700
51,726,316 shares issued and outstanding 2014 and 2013, respectively
Common stock subscribed	50,000	50,000
Additional paid-in capital	17,462,800	17,108,100
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(12,955,700)	(12,499,800)
Total stockholders’ equity	4,584,500	4,685,000
Non-controlling interest	(1,001,400)	(880,000)
Total equity	3,583,100	3,805,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,111,100	$8,997,100

*These numbers were derived from the audited financial statements for the year ended December 31, 2014. See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
Revenue:	2015	2014
Products	$889,000	$520,100
Services	2,576,700	2,262,900
Solid waste	28,000	—
Total revenue	3,493,700	2,783,000

Operating expenses:
Products costs	665,800	380,200
Services costs	1,866,400	1,581,400
Solid waste costs	128,300	—
Selling, general and administrative expenses	1,393,100	1,908,700
Total operating expenses	4,053,600	3,870,300

Loss from operations	(559,900)	(1,087,300)

Other income (expense):
Interest income		—
Interest expense	(17,400)	(23,600)
Penalties and late fees	—	(1,100)
Gain on debt settlements	—	24,400
Other	—	(15,700)
Total non-operating expense, net	(17,400)	(16,000)

Net loss	(577,300)	(1,103,300)
Less: Net loss attributable to non-controlling interest	(121,400)	(68,100)
Net loss attributable to SEER common stockholders	$(455,900)	$(1,035,200)

Net loss per share, basic and diluted	$(.01)	$(.02)

Weighted average shares outstanding – basic and diluted	52,187,776	49,348,566

•	Less than $(.01) per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2015	2014
Net loss	$(577,300)	$(1,103,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	(17,100)	(1,100)
Depreciation and amortization	146,600	93,100
Stock-based compensation expense	98,000	648,700
Gain on extinguishment of debt	—	(24,400)
Changes in operating assets and liabilities:
Cash – restricted	66,000	—
Accounts receivable	921,700	(276,500)
Costs in Excess of billings on uncompleted contracts	(182,100)	(23,500)
Prepaid expenses and other assets	59,000	82,000
Accounts payable and accrued liabilities	(367,200)	(201,100)
Billings in excess of revenue on uncompleted contracts	135,000	7,900
Deferred revenue	465,400	317,600
Payroll taxes payable	5,700	34,200
Net cash provided by (used in) operating activities	753,700	(446,400)
Cash flows from investing activities:
Purchase of property and equipment	(169,800)	(784,900)
Purchase of intangibles	(17,300)	(5,900)
Net cash used in investing activities	(187,100)	(790,800)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(121,900)	(96,800)
Payments of related party notes payable and accrued interest	(12,000)	—
Proceeds from exercise of warrants	—	305,000
Proceeds from the sale of common stock and warrants, net of expenses	—	776,000
Net cash provided by (used in) financing activities	(133,900)	984,200
Net increase (decrease) in cash	432,700	(253,000)
Cash at the beginning of period	229,200	2,419,100
Cash at the end of period	$661,900	$2,166,100

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,100	$45,300
Conversion of debt and accrued interest to equity	$257,400	—
Financing of prepaid insurance premiums	$273,900	—
Capital lease additions	$214,400	—

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. ("SEER," "we," or the "Company"), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly-owned operating subsidiaries and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services ("REGS")) provides industrial and cleaning services to refineries, oil fields and other private and governmental entities; 2) Tactical Cleaning Company, LLC ("Tactical"), provides cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas; 3) MV, LLC (d/b/a MV Technologies) ("MV"), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.

The two majority-owned subsidiaries include; 1) Paragon Waste Solutions, LLC ("PWS") and 2) ReaCH4Biogas ("Reach"). PWS is currently owned 54% by SEER (see Note 7) and Reach is owned 85% by SEER.

PWS is developing specific opportunities to deploy and commercialize patented technologies for a non-thermal plasma-assisted oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, PWS’ technology "cleans" and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others.

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas ("CNG") for fleet vehicle fuel. Reach had minimal operations for the three months ended March 31, 2015 and 2014.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 14, 2015 for the years ended December 31, 2014 and 2013.

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

Research and Development

Research and development ("R&D") costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $72,000 and $57,400 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company has filed federal and state tax returns through December 31, 2013. The tax periods for the years ending December 31, 2008 through 2013 are open to examination by federal and state authorities.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating this guidance; however, it is not expected to have a material effect on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2015	December 31, 2014

Field and shop equipment	$1,776,300	$1,690,900
Vehicles	943,900	672,300
Waste destruction equipment, leased	1,148,000	1,145,600
Waste destruction equipment, not placed in service	2,340,100	2,325,900
Furniture and office equipment	301,900	291,300
Leasehold improvements	65,400	65,400
	6,575,600	6,191,400
Less: accumulated depreciation and amortization	(1,469,200)	(1,342,600)
Property and equipment, net	$5,106,400	$4,848,800

Depreciation expense for the three months ended March 31, 2015 and 2014 was $126,600 and $71,900, respectively. For the three months ended March 31, 2015 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $106,900 and $19,700 respectively. For the three months ended March 31, 2014 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $65,800 and $6,100, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT, continued

Accumulated depreciation on leased waste destruction equipment included in accumulated depreciation and amortization above is $24,500 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	March 31
	2015	2014
Vehicles, field and shop equipment	$347,800	$241,500
Less: accumulated amortization	(81,100)	(30,500)
	$266,700	$211,000

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(41,500)	$1,000
Technology	823,000	(456,600)	366,400
Trade name	54,600	(53,300)	1,300
	$920,100	$(551,400)	$368,700

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(40,000)	$2,500
Technology	805,700	(440,000)	365,700
Trade name	54,600	(51,400)	3,200
	$902,800	$(531,400)	$371,400

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $20,000 and $21,400 for the three months ended March 31, 2015 and 2014, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

Remaining 2015	$60,200
2016	74,400
2017	74,400
2018	38,700
2019	10,500
Thereafter	110,500
$368,700

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2015	December 31, 2014

Accrued compensation and related taxes	$600,400	$616,600
Accrued interest	49,000	56,600
Accrued material and other job related costs		—
Other	176,600	252,500
Total Accrued Liabilities	$826,000	$925,700

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2015	2014

Revenue Recognized	$439,000	$168,700
Less: Billings to date	(195,800)	(107,600)
Costs and estimated earnings in excess of billings on uncompleted contracts	$243,200	$61,100

Billings to date	$2,845,100	$1,250,900
Revenue recognized	(2,401,600)	(942,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$443,500	$308,500

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC ("Black Stone") formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. At March 31, 2015 and December 31, 2014 the Company owned 54% of the membership units, Black Stone owned 26% of the membership units, an outside third party 10% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

In August, 2011, we acquired certain waste destruction technology intellectual property (the "IP") from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. We estimated the useful life of the IP at ten years, which was consistent with the useful life of other technology included in our intangible assets, and management’s initial assessment of the potential marketability of the IP. In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $28,000 and $0 for the three months ended March 31, 2015 and 2014, respectively, as such, royalties of $1,400 and $0 were due for March 31, 2015 and 2014, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

Since its inception through March 31, 2015, we have provided approximately $4.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. Black Stone has made no capital contributions or other funding to PWS. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

Licensing Agreements

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement ("License Agreement") with Sterall Inc. ("Sterall"). The License Agreement grants to Sterall the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial five year term for the State of Florida, renewable for two additional five year terms, for the treatment and/or destruction of any and all regulated medical waste from any sources. The agreement requires Sterall to pay a $300,000 License Initiation Fee and in order for Sterall to maintain its exclusive license for the State of Florida, a total of $200,000 shall be paid to PWS by May 23, 2014 regardless of net operating profits of Sterall ("NOP"). For the year ended December 31, 2014, no fees had been paid to PWS. During the initial 5-year term, a minimum of $500,000 of total royalty payments to PWS must be made, out of NOP or otherwise (in addition to the $300,000 Initial Fee, set forth below), in order for the second-phase five-year term to be exclusive. During the second-phase five-year term, a minimum of $750,000 of royalty must be paid, out of NOP or otherwise, in order for the third phase five-year term to be exclusive. PWS will receive a one-time license initiation fee of $300,000 payable from NOP of Sterall as a priority payment before any other distributions or payouts. Sterall can take delivery of additional CoronaLux™ waste destruction units upon payment of a placement fee per unit of either $168,000 or $207,000 depending upon the size of the unit. The unit placement fees do not include freight, start-up and commissioning costs, which shall be borne by the facility. PWS, at its sole discretion will select the installation, startup and commissioning teams. Black Stone is a minority shareholder of Sterall.

During 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit has been delivered, and five units are pending delivery at March 31, 2015 and December 31, 2014. Sterall paid a non-refundable placement fee of $236,300 for the one unit delivered in 2014 and has paid a deposit of $330,000 for the five units ordered and a balance of $851,500 is still owed.

Commencing immediately, royalty fees based on Sterall’s NOP for the Initial Facility Fee and ongoing royalties shall be paid on the fifteenth of each month for the succeeding month’s revenue for PWS’s specified allocation of NOP as set forth below, except that effective January 1, 2014 Sterall shall pay the greater of i) a minimum of $7,500 or 2) PWS’s effective NOP allocation.

•	Phase I Distribution- All NOP shall first be allocated and paid out 75% to PWS and 25% to Sterall until the first $1,200,000 in distributions are made to the joint venture partners ($900,000PWS/$300,000 Sterall).
•	Phase II Distribution - Thereafter, NOP shall be allocated and paid out 25% to PWS and 75% to Sterall until the next $800,000 in distributions are made to the joint venture partners ($200,000 PWS/$600,000 Sterall).
•	Phase III Distribution - Thereafter, all NOP shall be allocated and paid out 50%-50% to each joint venture partner for so long as Sterall’s Initial Facility operates and generates NOP.

The License Agreement also specifies payments of unit placement fees and NOP distributions for each new facility established by Sterall either within the exclusive license territory or non-exclusive territory. In accordance with the License Agreement, Sterall has been granted a non-exclusive use license in several other states and minimum royalty payments are due if CoronaLux™ waste destruction units are placed in these territories in addition to NOP distributions. For the three months ended March 31, 2015 and for the year ended December 31, 2014 Sterall has not yet generated any NOP, as such, no payments have been made to PWS including the minimum required under the agreement.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

On March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC ("eCycling"). The License Agreement grants to eCycling the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of five years and required a payment of $176,875 as a non-refundable initial licensing fee, which was paid in 2014, and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. For the three months ended March 31, 2015 and for the year ended December 31, 2014 eCycling is still in the process of permitting the unit, and therefore, has not yet generated any NOP. As such, eCycling has made no payments to PWS.

On November 17, 2014, PWS entered into an Exclusive Licensing and Equipment Lease Agreement, for a limited license territory, with Medical Waste Services, LLC ("MWS"). The License Agreement grants to MWS the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of seven years and requires a payment of $225,000 as a non-refundable initial licensing fee, of which $112,500 was paid in December 2014, and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. For the three months ended March 31, 2015 and for the year ended December 31, 2014 MWS has not yet generated any NOP, as such, no payments have been made to PWS. MWS received approval from regional authorities to continue the permitting process, enabling full operation of the PWS technology. The installed unit has been issued a temporary operating permit and has commenced limited operations in April, 2015.

In February 2015, PWS entered into a License Agreement with Xinhua Energy Environmental Technology Co., Ltd, a large multi-national environmental company based in China (“Xinhua”). The agreement provides for the exclusive rights to distribute PWS’s patented technology in China, Hong Kong, Macau and the Taiwan territories (“Territory”). The grant was for both the medical waste, as well as the refinery vertical markets within the Territory. The Agreement calls for, among other things, the formation of a U.S. joint venture company, ("P&P Company"), to be owned 50/50 by PWS and Xinhua or its designee (“JV Entity”) and an obligation by Xinhua to fund all necessary and reasonable capital requirements to permit and roll out the PWS technology in the Territory as well as staff and manage the JV Entity’s operations. The Agreement also calls for the payment of a $430,000 placement fee for the first PWS CoronaLux™ unit to be commissioned in China of which $322,500 was paid March 31, 2015 and the remaining $107,500 will be paid upon shipment of the unit to China. Upon the occurrence of certain events and timely performance by Xinhua, a second placement fee of $350,000 is required to be paid and, upon that second payment, it will then be granted exclusive manufacturing rights to produce the units to be deployed in the Territory.

Payments received for licensing and placement fees have been recorded as deferred revenue in the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 and are recognized as revenue ratably over the term of the contract.

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

As of March 31, 2015 and December 31, 2014, the outstanding balance due to the IRS was $953,400, and $947,700, respectively.

NOTE 9 – DEBT

In June 2011, we issued an unsecured promissory note to a third party in the amount of $40,000 (the "June 2011 Note") bearing interest at a rate of 10% per annum and a three year warrant to purchase 13,000 shares of our common stock at an exercise price of $1.00 per share. In addition, a second note payable, to the same third party, in the amount of $25,000 plus $3,000 of accrued interest was also converted into the June 2011 Note, resulting in a new principal balance of $68,000. Principal payments were due beginning November 2011 and the June 2011 Note is in default as of December 31, 2014 and 2013, as no payments have been made to date. We valued the warrant at $170 using the Black-Scholes model and recorded this amount as a debt discount. The debt discount was fully amortized during 2011.

The Company entered into a loan agreement evidenced by a convertible secured promissory note with Advanced Technology Materials, Inc. ("ATMI") on February 14, 2012. The amount of the convertible secured promissory note was $225,000. The loan agreement allows for an additional $225,000 to be borrowed upon meeting certain defined milestones and stipulates the Company provide the lenders, among other things, a security agreement which also identifies the collateral, a development agreement, and use the loan proceeds for projects and transactions contemplated in the term sheet and development agreement. The registration rights agreement has not been executed by the parties to the loan. The note bears interest at 5 percent per annum. The entire loan and/or unpaid balance of the loan and accrued interest can be converted into the Company’s common stock at $0.50 per share at any time at the option of the holder. In December 2014, the promissory note and accrued interest was purchased by two shareholders of the Company from ATMI. In January 2015 the convertible promissory note and accrued interest totaling $257,400 was converted into approximately 514,800 shares on common stock in accordance with the terms on the original convertible note.

Debt as of March 31, 2015 and December 31, 2014, was comprised of the following:

	2015	2014
June 2011 Note (See above)	$68,000	$68,000

Note payable dated February 2012, interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $.50 per share. (see Note 11)	—	225,000

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $27,927, due November 1, 2015	192,700	—

Capital lease obligations, secured by certain assets, maturing through March 2019	304,600	130,900
Total notes payable and capital lease obligations	565,300	423,900
Less: current portion, including debt discount	(382,600)	(363,000)
Notes payable and capital lease obligations, long-term	$182,700	$60,900

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Unsecured note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; due June 1, 2016	$37,000	$37,000

Accrued interest	24,800	36,800
	$61,800	$73,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $28,000 and $0 for the three months ended March 31, 2015 and 2014, as such, royalties of $1,400 and $0 are due March 31, 2015 and 2014.

In August 2014, the Company entered into a second Exchange and Acquisition Agreement ("New Technologies Agreement") with Black Stone for the acquisition of additional intellectual property ("IP") from Black Stone in exchange for 1,000,000 shares of common stock valued at $1,050,000. In March 2015 the Company and Black Stone executed a rescission agreement of the New Technologies Agreement noted above that was effective December 31, 2014. The shares issued by the Company in accordance with the agreement were returned to the Company and all acquired IP returned to Black Stone.

In September 2014, the Company entered into an Equity Purchase Agreement ("Equity Agreement") with a third party ("Seller") whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership interest units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015 the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) are greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement, the transaction covered by this Agreement (the “Contemplated Transaction”) may be rescinded by either Party in writing. Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares held by the Seller are considered contingently issuable shares and as such the 1,200,000 share not considered issued and outstanding at December 31, 2014.

In December 2014, PWS, Sterall, Inc and Sterall LLC entered into a Successor-In-Interest Agreement. The Successor-In-Interest Agreement states that Sterall Inc and Sterall LLC are in the process of consolidating their business under Sterall LLC and all agreements between PWS and Sterall Inc shall be binding in all regards Sterall LLC.

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

During the three months ended March 31, 2015, the Company issued 120,949 shares of $.001 par value common stock upon the cashless exercise of 200,000 warrants. During the three months ended March 31, 2014 the Company issued 396,934 shares of common stock in connection with the cashless exercise of 669,600 common stock options.

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

As noted in Note 9, in January 2015 a convertible promissory note and accrued interest totaling $257,400 was converted into 514,750 shares on common stock in accordance with the terms on the original convertible note.

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to one customer for the three months ended March 31, 2015 and 2014 that represented approximately 48% and 47%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2015	2014
Warrants	8,681,750	9,678,750
Options	2,077,400	2,062,500
Convertible notes payable	—	225,000
Contingently issuable shares upon equity purchase	1,200,000	—
	11,959,150	11,966,250

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

Reach has had minimal operations through March 31, 2015.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker ("CODM") to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2015 and 2014 is as follows:

2015	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$1,863,600	$713,100	$889,000	$28,000	$—	$3,493,700
Depreciation and amortization (1)	65,700	6,400	30,300	25,500	18,700	146,600
Interest expense	10,200	3,500	300	—	3,400	17,400
Stock-based compensation	—	—	—	—	98,100	98,100
Net income (loss)	312,800	81,800	(30,000)	(262,900)	(679,000)	(577,300)
Capital expenditures (cash and noncash)	281,500	4,300	1,900	16,700	79,800	384,200
Total assets	$2,170,500	$764,900	$1,560,900	$3,580,100	$1,034,700	$9,111,100

2014	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$1,657,600	$605,300	$520,100	—	—	$2,783,000
Depreciation and amortization (1)	$48,700	$5,100	$33,400	$300	$5,600	$93,100
Interest expense	$10,600	$7,900	$1,700	$200	$3,200	$23,600
Stock-based compensation	—	—	—	—	$648,700	$648,700
Net income (loss)	$217,700	$31,700	$(118,700)	$(147,800)	$(1,086,200)	$(1,103,300)
Capital expenditures (cash and noncash)	$27,100	$—	$55,700	$639,900	$62,200	$784,900
Total assets	$1,679,200	$612,100	$795,700	$1,508,500	$2,440,500	$7,036,000

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after March 31, 2015 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on April 14, 2015. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

The Company’s domestic strategy is to grow organically through SEER’s subsidiaries while establishing long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services. The focus of the SEER family of companies, however is to increase margins by securing or developing new and patent-pending technologies and then leveraging its 20-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas ("CNG") fuel generation for fleet use, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products.

The company now owns and manages four operating entities and one newly formed entity that has no significant operations to date.

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services ("REGS"): (operating since 1994) provides general industrial cleaning services and waste management to many industry sectors focusing on oil & gas production (upstream) and refineries (downstream), as well as other sectors including hospitals, universities and state/federal agencies.

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

Paragon Waste Solutions, LLC ("PWS"): (formed late 2010) PWS is an operating company that has developed a patented waste destruction technology using pyrolytic heating process combined with “non-thermal plasma” assisted oxidation. This technique involves gasification of solid waste by heating the waste in a low-oxygen environment, followed by complete oxidation at higher temperatures in the presence of plasma. The term "non-thermal plasma" refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. This technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) thereby eliminating the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of March 31, 2015.

SEER’s Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $13 million as of March 31, 2015. For the three months ended March 31, 2015 and 2014 we incurred a net loss, before non-controlling interest, of $577,300 and $1,103,300, respectively. As of March 31, 2015 our current liabilities exceed our current assets by approximately $1.76 million and our total assets exceeded our total liabilities by approximately $3.6. As of December 31, 2014, our current liabilities exceeded our current assets by approximately $1.4 and our total assets exceeded our total liabilities by $3.8 million.

Realization of a major portion of our assets as of March 31, 2015, is dependent upon our continued operations. Accordingly, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We made additions to our senior management team to support these initiatives, and focused on streamlining our business model to improve profitability. We also increased our business development efforts primarily in MV to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. There can be no assurance that the Company will achieve the desired result of net income and positive cash flow from operations in future years. Management believes that current working capital will be sufficient to allow the Company to maintain its operations through March 31, 2016 and into the foreseeable future.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Total revenues were $3.5 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase of approximately $710,000 or 26% in revenues comparing the quarter ended March 31, 2015 to the quarter ended March 31, 2014 is primarily attributable to 1) increases in revenues from our industrial cleaning segment which were $1.86 million for 2015 compared to $1.66 million for 2014, which is primarily attributable to a single customer, and an increase in our railcar cleaning segment revenues which were $713,000 for 2015 and $605,000 for 2014 and 2) an increase in revenues from our environmental solutions segment which were $889,000 for 2015 compared to $520,000 for 2014. In both our industrial cleaning segment and our railcar cleaning segment we are subject to some downturn in revenue due to seasonality as a result of the weather in both Wyoming and Kansas where we have operations. Our environmental solutions segment revenue increased by approximately $369,000 comparing the quarter ended March 31, 2015 to the quarter ended March 31, 2014 as a result of more project based revenue and recurring media replacement revenues. We generated licensing and placement fees of $28,000 from our solid waste disposal segment as a result of the delivery of three CoronaLux™ units in 2014. The solid waste disposal segment has received approximately $322,500 in non-refundable fees in 2015 and $526,000 in non-refundable fees in 2014 which are being recognized as revenue ratably over the initial term of the agreements of between 5-7years.

Operating costs, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, were $4.1 million for the quarter ended March 31, 2015 compared to $3.9 million for the quarter ended March 31, 20134. The increase of approximately $183,000 in operating costs is primarily the result of a 26% increase in revenues, as noted above, offset by a decrease in SG&A of approximately $516,000. The 26% increase in revenues from the quarter ended March 31, 2014 to the quarter ended March 31, 2015 resulted in a 36% increase in product, service and solid waste costs. Service costs as a percentage of service revenues were 72% for the quarter ended March 31, 2015 and 70% for the quarter ended March 31, 2014. The increase in service costs is the result of lower manpower efficiency. In the fourth quarter 2014 the revenues were substantially higher and we had maximum manpower efficiency but as service revenues decline we are not able to utilize our staff at the same efficiency rate. Product costs as a percentage of product revenues were 74% for the quarter ended March 31, 2015 and 73% for the quarter ended March 31, 2014. The slight increase in margin costs for the product sales is due to product mix. The product segment had higher recurring product sales that have lower margins than the normal one-time long term project margins that have higher margins. SG&A expense decreased from approximately $1.9 million for the quarter ended March 31, 2014, to approximately $1.4 million for the quarter ended March 31, 2015. The primary reason for the decrease in SG&A was an expense for common stock issued for services in 2014 ($550,000) for which there was none in 2015. All other SG&A costs remained fairly constant from 2014 to 2015.

Total non-operating other income (expense), net was $(16,000) for the quarter ended March 31, 2014 compared to $(17,400) for the quarter ended March 31, 2015. For the quarter ended March 31, 2015 non-operating expenses were only interest expense. For the quarter ended March 31, 2014 non-operating expenses were only $(16,000) and it was comprised of interest expense of $23,600, other expenses of $15,700, offset by gain on debt settlement of $24,400. The decrease in interest expense is because of a reduction in interest bearing debt in 2014 and 2015.

There is no provision for income taxes for both the quarter ended March 31, 2014 and 2013, due to our net losses for both periods.

Net loss, before non-controlling interest, for the quarter ended March 31, 2015 was $577,300 compared to a net loss, before non-controlling interest, of $1,103,300 for the quarter ended March 31, 2014. The net loss attributable to SEER after deducting $121,400 for the non-controlling interest loss was $455,900 for the quarter ended March 31, 2015 as compared to $1,035,200, after deducting $68,100 in non-controlling interest loss for the quarter ended March 31, 2014. As noted above, the 26% increase in revenue, or $710,000, in 2015 over 2014 was offset by an increase in product, service and solid waste costs of $698,900 comparing 2014 to 2015. The primary reason for the decrease in the net loss was a reduction of stock issued for services of $550,000 comparing 2014 to 2015, as noted above.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by operating activities for the three months ended March 31, 2015 of $753,700 compared to net cash used in operating activities for the three months ended March 31, 2014 of $446,400, a positive change of nearly $1.2 million. The change is largely due to the decrease in our net loss from $1,103,300 in 2014 to $577,300 in 2015. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Stock based compensation decreased significantly comparing March 31, 2014 to March 31, 2015 as a result of no issuance of stock for services in 2015 compared to $550,000 in stock for services in 2014. There was a substantial decrease in accounts receivable during the quarter ended March 31, 2015 primarily because billings were lower in Q1 2015 compared to Q4 2014. For the three months ended March 31, 2015 we had an increase in deferred revenue of $465,400 which primarily represents payments from PWS licensees for which revenue has not yet been recognized. (See Note 7)

Investing activities

The decrease in net cash used in investing activities in 2015 compared to 2014 is primarily attributable to construction of several CoronaLux™ units by PWS in 2014 for placement of these units with licensees to allow them to commence waste destruction operations. We had essentially no capital expenditures in 2015 for CoronaLux™ units whereas capital expenditures for CoronaLux™ units were nearly $690,000 in 2014. Our capital expenditures for the three months ended March 31, 2015 were primarily investing in newer equipment for our services segments.

Financing Activities

Net cash provided by financing activities was $984,200 for the three months ended March 31, 2014 compared to $(133,900) for three months ended March 31, 2015. In 2014 was had proceeds from the sale of common stock and warrants of $776,000 and the exercise of warrants that resulted in proceeds of $305,000. For 2015 there were no proceeds from the sale of common stock or the exercise of warrants. The Company had increases in capital leases in Q4 2014 and Q1 2015 and as such we had an increase in payments of capital lease obligations comparing 2014 to 2015.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $246,500 and $263,600 has been reserved as of March 31, 2015 and December 31, 2014, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2015 and December 31, 2014, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2015 and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2015, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2015 through March 31, 2015 the Company (i) issued 514,750 shares of $.001 par value common stock in connection with the conversion of convertible debt and accrued interest totaling $257,400 and (ii) issued 120,949 shares of $.001 par value common stock in connection with the cashless exercise of 200,000 warrants.

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer ) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2015	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By:	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

By:	/s/ Monty Lamirato
Monty Lamirato Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

