Form 10-Q
period 2015-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2015-08-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

720-460-3522

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of July 31, 2015 the Registrant had 52,362,015 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	Unaudited	*
Current assets:
Cash	$304,100	$229,200
Cash – restricted	147,800	213,800
Accounts receivable, net of allowance for doubtful accounts of $246,500 and $263,600, respectively	1,599,500	3,017,800
Costs and estimated earnings in excess of billings on uncompleted contracts	185,400	61,100
Prepaid expenses and other current assets	298,900	202,500
Total current assets	2,535,700	3,724,400

Property and equipment, net	5,160,800	4,848,800
Intangible assets, net	357,600	371,400
Other assets	53,600	52,500
TOTAL ASSETS	$8,107,700	$8,997,100

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,549,700	$1,675,900
Accrued liabilities	688,400	925,700
Billings in excess of costs and estimated earnings on uncompleted contracts	466,400	308,500
Deferred revenue	833,100	456,600
Payroll taxes payable	959,100	947,700
Customer deposits	380,000	380,000
Current portion of notes payable and capital lease obligations	286,800	363,000
Notes payable - related parties, including accrued interest	48,300	73,800
Total current liabilities	5,211,800	5,131,200

Notes payable and capital lease obligations, net of current portion	157,600	60,900
Total liabilities	5,369,400	5,192,100

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	—	—
Common stock; $.001 par value; 70,000,000 shares authorized; 52,362,015 and 51,726,316 shares issued and outstanding 2015 and 2014, respectively	52,400	51,700
Common stock subscribed	50,000	50,000
Additional paid-in capital	17,513,400	17,108,100
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(13,699,700)	(12,499,800)
Total stockholders’ equity	3,891,100	4,685,000
Non-controlling interest	(1,152,800)	(880,000)
Total equity	2,738,300	3,805,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,107,700	$8,997,100

*These numbers were derived from the audited financial statements for the year ended December 31, 2014. See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
Revenue:	2015	2014	2015	2014
Products	$941,500	$1,061,400	$1,830,500	$1,581,500
Services	1,993,800	3,135,600	4,570,500	5,398,500
Solid waste	43,900	78,700	71,900	78,700
Total revenue	2,979,200	4,275,700	6,472,900	7,058,700

Operating expenses:
Products costs	588,800	747,400	1,254,700	1,127,600
Services costs	1,740,700	1,988,900	3,607,100	3,570,200
Solid waste costs	167,200	123,500	295,500	123,500
Selling, general and administrative expenses	1,358,800	1,062,800	2,751,700	2,971,600
Total operating expenses	3,855,500	3,922,600	7,909,000	7,792,900

Income (loss) from operations	(876,300)	353,100	(1,436,100)	(734,200)

Other income (expense):
Interest expense	(22,000)	(19,100)	(39,500)	(42,700)
Gain on debt settlements	—	—	—	24,400
Other	2,900	32,800	2,900	16,000
Total non-operating expense, net	(19,100)	13,700	(36,600)	(2,300)

Net income (loss)	(895,400)	366,800	(1,472,700)	(736,500)
Less: Net loss attributable to non-controlling interest	(151,400)	(97,800)	(272,800)	(165,900)
Net income (loss) attributable to SEER common stockholders	$(744,000)	$464,600	$(1,199,900)	$(570,600)

Net income (loss) per share, basic and diluted	$(.01)	$.01	$(.02)	$(.01)

Weighted average shares outstanding – basic and diluted	52,362,000	51,196,100	52,275,400	50,277,400

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2015	2014
Net loss	$(1,472,700)	$(736,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	(17,200)	(1,000)
Depreciation and amortization	293,300	216,700
Stock-based compensation expense	148,600	685,400
Gain on extinguishment of debt	—	(24,400)

Changes in operating assets and liabilities:
Cash – restricted	66,000	—
Accounts receivable	1,435,500	(1,343,100)
Costs in excess of billings on uncompleted contracts	(124,300)	(94,700)
Prepaid expenses and other assets	176,400	(75,300)
Accounts payable and accrued liabilities	(331,100)	615,600
Billings in excess of revenue on uncompleted contracts	157,900	179,000
Deferred revenue	376,500	419,500
Customer deposits	—	212,000
Payroll taxes payable	11,400	(28,200)
Net cash provided by operating activities	720,300	25,000
Cash flows from investing activities:
Purchase of property and equipment	(350,800)	(2,305,000)
Purchase of intangibles	(26,300)	(53,900)
Net cash used in investing activities	(377,100)	(2,358,900)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(242,800)	(153,000)
Payments of related party notes payable and accrued interest	(25,500)	(10,000)
Proceeds from exercise of warrants	—	662,000
Proceeds from the sale of common stock and warrants, net of expenses	—	776,000
Net cash provided by (used in) financing activities	(268,300)	1,275,000
Net increase (decrease) in cash	74,900	(1,058,900)
Cash at the beginning of period	229,200	2,419,100
Cash at the end of period	$304,100	$1,360,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,600	$74,400
Conversion of debt and accrued interest to equity	$257,400	$—
Financing of prepaid insurance premiums	$273,900	$—
Capital lease additions	$214,400	$—

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly-owned operating subsidiaries and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and cleaning services to refineries, oil fields and other private and governmental entities; 2) Tactical Cleaning Company, LLC (“Tactical”), provides cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas; 3)MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.

The two majority-owned subsidiaries include; 1) Paragon Waste Solutions, LLC (“PWS”) and 2) ReaCH4Biogas (“Reach”). PWS is currently owned 54% by SEER (see Note 7) and Reach is owned 85% by SEER.

PWS is developing specific opportunities to deploy and commercialize patented technologies for a non-thermal plasma-assisted oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without harmful emissions and as an alternative to more traditional methods of incineration. Additionally, PWS’ technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others.

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or renewable compressed natural gas (“R-CNG”) for fleet vehicle fuel. Reach had minimal operations for the three months and six month ended June 30, 2015 and 2014.

Principles of Consolidation

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $13.7 million as of June 30, 2015. For the three months ended June 30, 2015 we incurred a net loss, before non-controlling interest, of $895,400 and for the six months ended June 30, 2015 we incurred a net loss, before non-controlling interest, of $1,472,700. As of June 30, 2015 our current liabilities exceed our current assets by approximately $2.7 million and our total assets exceeded our total liabilities by approximately $2.7 million. As of December 31, 2014, our current liabilities exceeded our current assets by approximately $1.4 and our total assets exceeded our total liabilities by $3.8 million.

Realization of a major portion of our assets as of June 30, 2015, is dependent upon our continued operations. The Company is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We’ve increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $125,000 and $94,600 for the three months ended June 30, 2015 and 2014, respectively and were $198,700 and $152,100 for the six months ended June 30, 2015 and 2014, respectively.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The adoption of this ASU will not have any impact on the Company’s consolidated financial position, liquidity, or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2015	December 31, 2014

Field and shop equipment	$2,042,100	$1,690,900
Vehicles	750,800	672,300
Waste destruction equipment, leased	1,213,000	1,145,600
Waste destruction equipment, not placed in service	2,376,800	2,325,900
Furniture and office equipment	308,500	291,300
Leasehold improvements	65,400	65,400
	6,756,600	6,191,400
Less: accumulated depreciation and amortization	(1,595,800)	(1,342,600)
Property and equipment, net	$5,160,800	$4,848,800

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Cost of Goods Sold	$106,900	$93,100	$213,900	$159,100
General & Administrative	19,600	8,400	39,300	13,900
Total Depreciation Expense	$126,500	$101,500	$253,200	$173,000

Accumulated depreciation on leased waste destruction equipment included in accumulated depreciation and amortization above is $4 and $48,400 as of June 30, 2015 and December 31, 2014.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30,	December 31,
	2015	2014

Vehicles, field and shop equipment	$462,700	$229,400
Less: accumulated amortization	(98,700)	(36,800)
	$364,000	$192.600

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value
Customer list	$42,500	$(42,500)	$—
Technology	832,000	(474,400)	357,600
Trade name	54,600	(54,600)	—
	$929,100	$(571,500)	$357,600

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value
Customer list	$42,500	$(40,000)	$2,500
Technology	805,700	(440,000)	365,700
Trade name	54,600	(51,400)	3,200
	$902,800	$(531,400)	$371,400

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $20,000 and $22,000 for the three months ended June 30, 2015 and 2014, respectively and was $40,100 and $43,200 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2015	December 31, 2014

Accrued compensation and related taxes	$472,400	$616,600
Accrued interest	27,600	56,600
Other	188,400	252,500
Total Accrued Liabilities	$688,400	$925,700

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30,	December 31,
	2015	2014

Revenue Recognized	$384,500	$168,700
Less: Billings to date	(199,100)	(107,600)
Costs and estimated earnings in excess of billings on uncompleted contracts	$185,400	$61,100

Billings to date	$3,790,800	$1,250,900
Revenue recognized	(3,324,400)	(942,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$466,400	$308,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In February 2015, PWS entered into a License Agreement with Xinhua Energy Environmental Technology Co., Ltd, a large multi-national environmental company based in China (“Xinhua”). The agreement provides for the exclusive rights to distribute PWS’s patented technology in China, Hong Kong, Macau and the Taiwan territories (“Territory”). The grant was for both the medical waste, as well as the refinery vertical markets within the Territory. The Agreement calls for, among other things, the formation of a U.S. joint venture company, (“P&P Company”), to be owned 50/50 by PWS and Xinhua or its designee (“JV Entity”) and an obligation by Xinhua to fund all necessary and reasonable capital requirements to permit and roll out the PWS technology in the Territory as well as staff and manage the JV Entity’s operations. The Agreement also calls for the payment of a $430,000 placement fee for the first PWS CoronaLux™ unit to be commissioned in China of which $322,500 was paid March 31, 2015 and the remaining $107,500 will be paid upon shipment of the unit to China which has not yet shipped as of June 30, 2015.

Upon the occurrence of certain events and timely performance by Xinhua, a second placement fee of $350,000 is required to be paid and, upon that second payment, it will then be granted exclusive manufacturing rights to produce the units to be deployed in the Territory.

Payments received for licensing and placement fees have been recorded as deferred revenue in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 and are recognized as revenue ratably over the term of their respective contracts.

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

As of June 30, 2015 and December 31, 2014, the outstanding balance due to the IRS was $959,100, and $947,700, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - DEBT

The Company entered into a loan agreement evidenced by a convertible secured promissory note with Advanced Technology Materials, Inc. (“ATMI”) on February 14, 2012. The amount of the convertible secured promissory note was $225,000. The entire loan and/or unpaid balance of the loan and accrued interest can be converted into the Company’s common stock at $0.50 per share at any time at the option of the holder. In December 2014, the promissory note and accrued interest was purchased by two shareholders of the Company from ATMI. In January 2015 the convertible promissory note and accrued interest totaling $257,400 was converted into 514,750 shares on common stock in accordance with the terms on the original convertible note.

Debt as of June 30, 2015 and December 31, 2014, was comprised of the following:

	2015	2014
June 2011 Note - In Default	$68,000	$68,000

Note payable dated February 2012, interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $.50 per share. (see Note 11)	—	225,000

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $27,927, due November 1, 2015	110,700	—

Capital lease obligations, secured by certain assets, maturing through March 2019	265,700	130,900
Total notes payable and capital lease obligations	444,400	423,900
Less: current portion, including debt discount	(286,800)	(363,000)
Notes payable and capital lease obligations, long-term	$157,600	$60,900

NOTE 10 - RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Unsecured note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; due June 1, 2016	$22,000	$37,000

Accrued interest	26,300	36,800
	$48,300	$73,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS, continued

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $58,800 and $38,700 for the six months ended June 30, 2015 and 2014, as such, royalties of $2,900 and $1,900 are due June 30, 2015 and 2014.

In August 2014, the Company entered into a second Exchange and Acquisition Agreement (“New Technologies Agreement”) with Black Stone for the acquisition of additional intellectual property (“IP”) from Black Stone in exchange for 1,000,000 shares of common stock valued at $1,050,000. In March 2015 the Company and Black Stone executed a rescission agreement of the New Technologies Agreement noted above that was effective December 31, 2014. The shares issued by the Company in accordance with the agreement were returned to the Company and were cancelled and all acquired IP returned to Black Stone.

In September 2014, the Company entered into an Equity Purchase Agreement (“Equity Agreement”) with a third party (“Seller”) whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership interest units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015 the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) are greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement, (December 31, 2015), the transaction covered by this Agreement (the “Contemplated Transaction”) may be rescinded by either Party in writing. Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares held by the Seller are considered contingently issuable shares and as such the 1,200,000 share not considered issued and outstanding at December 31, 2014.

In December 2014, PWS, Sterall, Inc and Sterall LLC entered into a Successor-In-Interest Agreement. The Successor-In-Interest Agreement states that Sterall Inc and Sterall LLC are in the process of consolidating their business under Sterall LLC and all agreements between PWS and Sterall Inc shall be binding in all regards Sterall LLC.

NOTE 11 - EQUITY TRANSACTIONS

During the six months ended June 30, 2014 we sold a total of 4.125 Units (consisting of 1,155,000 shares of common stock and 577,500 warrants) for gross proceeds of $825,000 less $49,000 in offering costs for net proceeds of $776,000.

During the six months ended June 30, 2015, the Company issued 120,949 shares of $.001 par value common stock upon the cashless exercise of 200,000 warrants. During the six months ended June 30, 2014 the Company issued 396,934 shares of common stock in connection with the cashless exercise of 669,600 common stock options.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - EQUITY TRANSACTIONS, continued

During the six months ended June 30, 2014 the Company issued 610,000 shares of common stock in connection with the exercise of warrants at $.50 per share, resulting in proceeds of $305,000.

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

Non-controlling Interest

The non-controlling interest presented in our condensed consolidated financial statements reflects a 46% non-controlling equity interest in PWS (see Note 7) and a 15% non-controlling interest in Reach. Net loss attributable to non-controlling interest, as reported on our condensed consolidated statements of operations, represents the net loss of PWS and Reach attributable to the non-controlling equity interest. The non-controlling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet.

NOTE 12 - NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2015	2014
Warrants	9,489,430	9,678,750
Options	1,997,400	2,062,500
Convertible notes payable	—	225,000
Contingently issuable shares upon equity purchase	1,200,000	—
	12,686,830	11,966,250

NOTE 13 - CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the three months and six months ended June 30, 2015 that represented approximately 59% and 51%, respectively, of our total sales. The Company had sales from operations to three customers for the three months and six months ended June 30, 2014 that represented approximately 65% and 68%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

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

Reach has had minimal operations through June 30, 2015.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended June 30, 2015 and 2014 is as follows:

2015	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,285,600	$708,200	$941,500	$43,900	$—	$2,979,200
Depreciation and amortization (1)	65,700	6,400	30,300	25,500	18,700	146,600
Interest expense	12,400	6,700	100	—	2,800	22,000
Stock-based compensation	—	—	—	—	50,400	50,400
Net income (loss)	(42,300)	(53,400)	13,100	(327,500)	(485,300)	(895,400)
Capital expenditures (cash and noncash)	21,100	25,200	30,300	102,600	1,800	181,000
Total assets	$1,804,500	$629,200	$1,453,300	$3,546,300	$674,400	$8,107,700

2014	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$2,546,000	$589,600	$1,061,400	$78,700	$—	$4,275,700
Depreciation and amortization (1)	59,200	5,300	34,400	16,900	7,700	123,500
Interest expense	9,700	3,900	1,000	200	4,300	19,100
Stock-based compensation	—	—	—	—	36,700	36,700
Net income (loss)	897,600	(20,200)	70,300	(208,900)	(372,000)	366,800
Capital expenditures (cash and noncash)	8,900	4,000	24,000	1,492,600	4,400	1,533,900
Total assets	$2,004,800	$580,000	$1,760,500	$2,879,800	$1,744,600	$8,969,700

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION, continued

Segment information for the six months ended June 30, 2015 and 2014 is as follows:

2015	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$3,149,200	$1,421,300	$1,830,500	$71,900	$—	$6,472,900
Depreciation and amortization (1)	131,400	12,800	60,700	50,900	37,400	293,200
Interest expense	22,600	10,200	500	—	6,200	39,500
Stock-based compensation	—	—	—	—	148,500	148,500
Net income (loss)	270,500	28,400	(16,900)	(590,400)	(1,164,300)	(1,472,700)
Capital expenditures (cash and noncash)	302,600	29,500	32,200	119,300	81,600	565,200
Total assets	$1,804,500	$629,200	$1,453,300	$3,546,300	$674,400	$8,107,700

2014	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$4,203,600	$1,195,000	$1,581,400	$78,700	$—	$7,058,700
Depreciation and amortization (1)	107,900	10,400	67,800	17,200	13,300	216,600
Interest expense	20,300	11,800	2,700	400	7,500	42,700
Stock-based compensation	—	—	—	—	135,000	135,000
Net income (loss)	1,115,300	11,500	(48,300)	(356,700)	(1,458,300)	(736,500)
Capital expenditures (cash and noncash)	36,000	4,000	79,700	2,132,500	66,600	2,318,800
Total assets	$2,004,800	$580,000	$1,760,500	$2,879,800	$1,744,600	$8,969,700

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after June 30, 2015 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

The Company’s domestic strategy is to grow organically through SEER’s subsidiaries while establishing long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services. The focus of the SEER family of companies, however is to increase margins by securing or developing new and patent-pending technologies and then leveraging its 20-year service experience to place these innovations and solutions into the growing markets of emission capture and control, capture and sale of renewable “green gas”, compressed natural gas (“CNG”) fuel generation for fleet use, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products.

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

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV is an engineered product company that designs and sells patented and/or proprietary, engineered, dry scrubber system solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations. These system solutions are marketed under the product names H2SPlus™ and OdorFilter™. The markets for these products include waste land fill sites, agricultural and food product processors, and petroleum product refiners. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable fuel for a number of markets, such as fleet vehicle fuel to replace diesel or gasoline. The target markets for these solutions are primarily conversion in agricultural, food and beverage and agriculture digesters and landfill operations.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of June 30, 2015.

SEER’s Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $13.7 million as of June 30, 2015. For the three months ended June 30, 2015 we incurred a net loss, before non-controlling interest, of $895,400 and for the six months ended June 30, 2015 we incurred a net loss, before non-controlling interest, of $1,472,700. As of June 30, 2015 our current liabilities exceed our current assets by approximately $2.7 million and our total assets exceeded our total liabilities by approximately $2.7 million. As of December 31, 2014, our current liabilities exceeded our current assets by approximately $1.4 and our total assets exceeded our total liabilities by $3.8 million.

Realization of a major portion of our assets as of June 30, 2015, is dependent upon our continued operations. The Company is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We’ve increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Total revenues were approximately $3 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively. The decrease of approximately $1.3 or 30% in revenues comparing the quarter ended June 30, 2015 to the quarter ended June 30, 2014 is primarily attributable to 1) a decrease of $1.2 million in revenues from our industrial cleaning segment from $2.5 million for 2014 compared to $1.3 million for 2015, primarily attributable to a single customer, 2) an increase in our railcar cleaning segment revenues which were $708,200 for 2015 and $589,600 for 2014 and 3) a decrease in revenues from our environmental solutions segment which were $941,600 for 2015 compared to $1,061,400 for 2014. Our industrial cleaning segment, which is highly dependent upon servicing the oil & gas industry, has seen a 48% decline in revenues primarily attributable to one customer as previously noted. In addition, slightly lower billing rates for labor and equipment went into effect on June 1, 2015 with this significant customer. We do not foresee a recovery of revenues from our industrial services segment to the 2014 levels in the next six months and longer depending on the price of oil, which has seen significant declines since 2014. Our railcar cleaning segment revenues increased $118,600 or 20% over 2014 as a result of additional railcars available for cleaning. Our environmental solutions segment revenue decreased by approximately $119,800 comparing the quarter ended June 30, 2015 to the quarter ended June 30, 2014 as a result of the start date on certain projects being deferred and lower media replacement revenues. We generated licensing and placement fees of $30,800 and other fees of $13,100 from our solid waste disposal segment as a result of the delivery of three CoronaLux™ units in 2014. The solid waste disposal segment has received approximately $435,000 in non-refundable fees in 2015 and $526,000 in non-refundable fees in 2014 which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating expenses, which include cost of products, cost of services, cost of solid waste and selling, general and administrative (SG&A) expenses, were approximately $3.86 million for the quarter ended June 30, 2015 compared to approximately $3.92 million for the quarter ended June 30, 2014. The slight decrease of approximately $67,000 in operating costs is primarily the result of a decrease in revenues, as noted above, offset by an increase in SG&A of approximately $288,600. The 30% decrease in revenues from the quarter ended June 30, 2014 to the quarter ended June 30, 2015 resulted in an 11% decrease in product, service and solid waste costs. Service costs as a percentage of service revenues were 87% for the quarter ended June 30, 2015 and 63% for the quarter ended June 30, 2014. The increase in service costs is the result of lower manpower and equipment efficiency. In the fourth quarter 2014 the revenues were substantially higher and we had maximum manpower efficiency but as service revenues declined we are not able to utilize our staff and our equipment at the same efficiency rate. In June 2015 we commenced site preparation for a new service site in Montana incurring labor and other costs. Revenues at this new site did not commence until the end of June 2015 and were not significant. Product costs as a percentage of product revenues were 67% for the quarter ended June 30, 2015 and 70% for the quarter ended June 30, 2014. The slight decrease in margin costs for the product sales is due to product mix. The product segment had lower recurring product sales that have lower margins than the project based revenue that have higher margins. In 2015 the percentage of project based revenue as a percentage of product revenue was higher than in 2014. Solid waste costs increased from $123,500 in 2014 to $167,200 in 2015 as a result of an increase in service costs for CoronaLux™ units placed with customers and assisting those customers in getting the units ready for use. One of the CoronaLux™ units placed in California commenced operations in May 2015 in accordance with a temporary permit issued by regulatory authorities and a VOC unit commenced testing by a customer in Louisiana in June 2015. SG&A expense increased from approximately $1.06 million for the quarter ended June 30, 2014, to approximately $1.35 million for the quarter ended June 30, 2015. The increase in SG&A in primarily attributable to 1) professional services, which includes contract labor, increased approximately $106,000 from $131,000 in 2014 to $237,000 in 2015, 2) travel cost increase by approximately $62,000 from $69,000 in 2014 to $92,000 in 2015, 3) payroll and payroll related expenses increased $211,000 from $498,000 in 2014 to $709,000 in 2015.

Total non-operating other income (expense), net was $(19,100) for the quarter ended June 30, 2015 compared to $13,700 for the quarter ended June 30, 2014. For the quarter ended June 30, 2015 non-operating expenses were primarily interest expense. For the quarter ended June 30, 2014 non-operating expenses were only $13,700 and it was comprised of interest expense of $19,100, offset by other income $32,800. The slight increase in interest expense is because of an increase in capital lease obligations in 2015 compared to 2014.

There is no provision for income taxes for both the quarter ended June 30, 2015 and 2014, due to our net loss after loss carryforward.

Net loss, before non-controlling interest, for the quarter ended June 30, 2015 was $(895,400) compared to net income, before non-controlling interest, of $366,800 for the quarter ended June 30, 2014. The net loss attributable to SEER after deducting $151,400 for the non-controlling interest loss was $(744,000) for the quarter ended June 30, 2015 as compared to net income attributable to SEER of $464,600, after deducting $97,800 in non-controlling interest loss for the quarter ended June 30, 2014. The primary reason for the decrease in net income from 2014 to a net loss in 2015 was a 30% reduction in revenue, an increase in service cost as a % of revenue from a reductions in staff and equipment utilization rates and an increase SG&A costs.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Total revenues were $6.5 million and $7.1 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of approximately $600,000 or 8% in revenues comparing the six months ended June 30, 2015 to the six months ended June 30, 2014 is primarily attributable to 1) a decreases in revenues from our industrial cleaning segment which were $3.1 million for 2015 compared to $4.2 million for 2014, primarily attributable to a single customer and a 19%increase in our railcar cleaning segment revenues which were approximately $1.4 million for 2015 and $1.2 million for 2014 and 3) an increase in revenues from our environmental solutions segment which were $1.8 million for 2015 compared to $1.6 million for 2014. Our industrial cleaning segment, which is highly dependent upon servicing the oil & gas industry, has seen a 19% decline in revenues primarily attributable to one customer as previously noted. In addition, slightly lower billing rates for labor and equipment went into effect on June 1, 2015 with this significant customer. We do not foresee a recovery of revenues from our industrial services segment to the 2014 levels in the next six months and longer depending on the price of oil, which has seen significant declines since 2014. The slight increase in our railcar cleaning segment revenues of approximately $226,000 was due to our ability to process more railcars rather than any increase in rates. Our environmental solutions segment revenue increased by approximately $249,000 comparing 2015 to 2014 as a result of more project based revenue and recurring media replacement revenues. We generated licensing and placement fees of $58,800 and other fees of $13,100 from our solid waste disposal segment as a result of the delivery of three CoronaLux™ units for service in 2014 and 2015. The solid waste disposal segment has received approximately $435,000 in non-refundable fees in 2015 and $526,000 in non-refundable fees in 2014 which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating expenses, which include cost of products, cost of services, cost of solid waste and selling, general and administrative (SG&A) expenses, were $7.91 million for the six months ended June 30, 2015 compared to $7.79 million for the six months ended June 30, 20134. The increase of approximately $116,000 in operating costs is primarily the result of increases in product, service and solid waste costs despite an 8% decrease in revenues, as noted above, offset by a decrease in SG&A of approximately $220,000. Service costs were $3.61 million for the six months ended June 30, 2015 compared to $3.57 million for the six months ended June 30, 2014 despite the 15% decrease in service revenues. Service costs as a percentage of service revenues were 79% for the six months ended June 30, 2015 and 66% for the six months ended June 30, 2014. The increase in service costs is the result of lower labor and equipment utilization efficiency. In the fourth quarter 2014 the revenues were substantially higher and we had maximum manpower and equipment efficiency but as service revenues decline we are not able to utilize our staff and equipment at the same efficiency rate. In June 2015 we commenced site preparation for a new service site in Montana incurring labor and other costs. Revenues at this new site did not commence until the end of June 2015 and were not significant. Product costs as a percentage of product revenues were 69% for the six months ended June 30, 2015 and 71% for the six months ended June 30, 2014. The revenue product mix for the products segment between one time and recurring media sales and long term project sales that have higher margins were approximately the same for 2015 and 2014. Solid waste costs increased from $123,500 in 2014 to $295,500 in 2015 as a result of an increase in service costs for CoronaLux™ units placed with customers and assisting those customers in getting the units ready for use. One of the units placed in California commenced operations in May 2015 in accordance with a temporary permit issued by regulatory authorities and a VOC unit commenced testing by a customer in Louisiana in June 2015. SG&A expense decreased from $2.97 million for the six months ended June 30, 2014 to approximately $2.75 million for the six months ended June 30, 2015. The primary reason for the decrease in SG&A was an expense for common stock issued for services in 2014 ($550,000) for which there was none in 2015. The decreases in stock issued for services is offset by 1) an increase in professional services of $147,000 in 2015 and 2) an increase in payroll and payroll related costs of $65,000 in 2015 and 3) a decrease in travel costs of $22,000 in 2015. All other SG&A costs remained fairly constant from 2014 to 2015.

Total non-operating other income (expense), net was $(36,600) for the six months ended June 30, 2015 compared to $(2,300) for the six months ended June 30, 2014. For the six months ended June 30, 2015 non-operating expenses were primarily interest expense. For the six months ended June 30, 2014 non-operating expenses were comprised of interest expense of $42,700, offset by gain on debt settlement of $24,400 and other income of $16,000.

There is no provision for income taxes for both the six months ended June 30, 2015 and 2014, due to our net losses for both periods.

Net loss, before non-controlling interest, for the six months ended June 30, 2015 was $1,472,700 compared to a net loss, before non-controlling interest, of $736,500 for the six months ended June 30, 2014. The net loss attributable to SEER after deducting $272,800 for the non-controlling interest loss was $1,199,900 for the six months ended June 30, 2015 as compared to $570,300, after deducting $165,900 in non-controlling interest loss for the six months ended June 30, 2014. As noted above, the 8% decrease in revenue, or approximately $600,000, in 2015 over 2014 without a corresponding decrease in product and service operating cost comparing 2014 to 2015 was the primary reason for the increase in the net loss comparing 2014 to 2015.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by operating activities for the six months ended June 30, 2015 of $720,300 compared to net cash provided by operating activities for the six months ended June 30, 2014 of $25,000, a positive change of nearly $695,000 despite that the net loss for the six months ended June 30, 2015 was $1.5 million compared to a net loss of $736,500 for the six months ended June 30, 2014. Cash provided by or used in operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Stock based compensation decreased significantly comparing June 30, 2014 to June 30, 2015 as a result of no issuance of stock for services in 2015 compared to $550,000 in stock for services in 2014. There was a substantial decrease in accounts receivable, $1.4 million, during the six months ended June 30, 2015 primarily because revenues were lower for the six months ended June 30, 2015. For the six months ended June 30, 2015 we had a net increase in deferred revenue of $376,500 which represents payments from PWS licensees in the amount of $435,000, less the amount recognized as revenue. (See Note 7) In addition, we had billings in excess of revenue recognized on uncompleted contracts of $157,900 which represents funds received from customers during 2015 but that was essentially offset by costs in excess of billings on uncompleted contracts of $124,300. Accounts payable and accrued expenses decreased during the six months ended June 30, 2015 by $331,100 which was a use of cash during 2015.

Investing activities

The decrease in net cash used in investing activities in 2015 compared to 2014 is primarily attributable to construction of several CoronaLux™ units by PWS in 2014 for placement of these units with licensees to allow them to commence waste destruction operations. Capital expenditures in 2015 for CoronaLux™ units approximately $108,000 compared to nearly $1.9 million in 2014. Other capital expenditures for the six months ended June 30, 2015 and 2014 were primarily investing in field equipment for our services segments.

Financing Activities

Net cash used in financing activities was $268,300 for the six months ended June 30, 2015 compared to net cash provided by financing activities of $1.3 million for six months ended June 30, 2014. In 2014 we had proceeds from the sale of common stock and warrants of $776,000 and the exercise of warrants that resulted in proceeds of $662,000. For 2015 there were no proceeds from the sale of common stock or the exercise of warrants. The Company had increases in capital leases in Q4 2014 and Q1 2015 and as such we had an increase in payments of capital lease obligations comparing 2014 to 2015.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The adoption of this ASU will not have any impact on the Company’s consolidated financial position, liquidity, or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2015, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2015 through June 30, 2015 the Company (i) issued 514,750 shares of $.001 par value common stock in connection with the conversion of convertible debt and accrued interest totaling $257,400 and (ii) issued 120,949 shares of $.001 par value common stock in connection with the cashless exercise of 200,000 warrants.

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

