Form 10-Q
period 2015-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2015-11-13
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 the Registrant had 52,726,015 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q for the Period Ended

September 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	*
ASSETS
Current assets:
Cash	$204,600	$229,200
Cash – restricted	564,100	213,800
Accounts receivable, net of allowance for doubtful accounts
of $246,500 and $263,600, respectively	1,645,400	3,017,800
Costs and estimated earnings in excess billings on uncompleted contracts	419,500	61,100
Prepaid expenses and other current assets	324,900	202,500
Total current assets	3,158,500	3,724,400

Property and equipment, net	5,131,700	4,848,800
Intangible assets, net	370,200	371,400
Other assets	53,500	52,500
TOTAL ASSETS	$8,713,900	$8,997,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,530,200	$1,675,900
Accrued liabilities	874,700	925,700
Billings in excess of costs and estimated earnings on uncompleted contracts	401,500	308,500
Deferred revenue	1,127,100	456,600
Payroll taxes payable	964,800	947,700
Customer deposits	330,000	380,000
Current portion of notes payable and capital lease obligations	199,400	363,000
Notes payable - related parties, including accrued interest	31,800	73,800
Total current liabilities	5,459,500	5,131,200

Notes payable, convertible debt and capital lease obligations, net of current portion	1,118,800	60,900
Total liabilities	6,578,300	5,192,100

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	—	—
Common stock; $.001 par value; 70,000,000 shares authorized; 52,362,015 and
51,726,316 shares issued and outstanding 2015 and 2014, respectively	52,400	51,700
Common stock subscribed	50,000	50,000
Additional paid-in capital	17,555,200	17,108,100
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(14,236,500)	(12,499,800)
Total stockholders’ equity	3,396,100	4,685,000
Non-controlling interest	(1,260,500)	(880,000)
Total equity	2,135,600	3,805,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,713,900	$8,997,100

*These numbers were derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015		2014	2015	2014
Revenue:
Products		$965,500	$1,192,900	$2,796,000	$2,774,400
Services		1,891,200	3,640,600	6,461,700	9,039,100
Solid waste		111,500	20,600	183,400	99,300
Total revenue		2,968,200	4,854,100	9,441,100	11,912,800

Operating expenses:
Products costs		674,600	902,000	1,929,300	2,029,600
Services costs		1,423,800	2,300,600	5,030,900	5,870,800
Solid waste costs		194,900	104,200	490,400	227,700
Selling, general and administrative expenses		1,354,400	1,265,600	4,106,100	4,237,200
Total operating expenses		3,647,700	4,572,400	11,556,700	12,365,300

Income (loss) from operations		(679,500)	281,700	(2,115,600)	(452,500)

Other income (expense):
Interest expense		(5,500)	(16,800)	(45,000)	(59,500)
Gain on debt settlements		42,400	—	42,400	24,400
Other		(1,900)	(1,200)	1,000	14,800
Total non-operating expense, net		35,000	(18,000)	(1,600)	(20,300)

Net income (loss)		(644,500)	263,700	(2,117,200)	(472,800)
Less: Net loss attributable to non-controlling interest		107,700	115,800	380,500	281,700
Net income (loss) attributable to SEER common stockholders		$(536,800)	$379,500	$(1,736,700)	$(191,100)

Net income (loss) per share, basic and diluted	$	.(01)	$.01	$(.04)	$(.01)

Weighted average shares outstanding – basic		52,362,015	52,116,247	52,304,573	50,850,983
Weighted average shares outstanding –diluted		52,362,015	56,553,634	52,304,573	50,850,983

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,117,200)	$(472,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	(17,100)	(1,400)
Depreciation and amortization	439,900	357,700
Stock-based compensation expense	175,800	760,000
Non-cash interest expense, amortization of debt discount	400	—
Gain on extinguishment of debt	(45,400)	(24,400)
Changes in operating assets and liabilities:
Cash – restricted	(350,300)	—
Accounts receivable	1,389,500	(1,130,200)
Costs in excess of billings on uncompleted contracts	(358,400)	(141,800)
Prepaid expenses and other assets	150,500	(85,700)
Accounts payable and accrued liabilities	(118,900)	(198,100)
Billings in excess of revenue on uncompleted contracts	93,000	201,900
Deferred revenue	620,500	353,800
Customer deposits	—	331,100
Payroll taxes payable	17,100	14,200
Net cash used in operating activities	(120,600)	(35,700)
Cash flows from investing activities:
Purchase of property and equipment	(448,300)	(2,853,900)
Purchase of intangibles	(58,900)	(64,900)
Net cash used in investing activities	(507,200)	(2,918,800)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(354,800)	(157,400)
Payments of related party notes payable and accrued interest	(42,000)	(34,400)
Proceeds from convertible debt	1,000,000	—
Proceeds from subscription receivable	—	25,000
Proceeds from exercise of warrants	—	662,000
Proceeds from the sale of common stock and warrants, net of expenses	—	776,000
Net cash provided by (used in) financing activities	603,200	1,271,200
Net increase (decrease) in cash	(24,600)	(1,683,300)
Cash at the beginning of period	229 200	2,419,100
Cash at the end of period	$204,600	$735,800

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,400	$69,000
Discount on convertible debt	$14,600	$—
Conversion of debt and accrued interest to equity	$257,400	$—
Financing of prepaid insurance premiums	$273,900	$—
Capital lease additions	$214,400	$—

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly-owned operating subsidiaries and two majority-owned subsidiaries, all of which together provide technology solutions and services to companies in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The four wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and cleaning services to refineries, oil fields and other private and governmental entities; 2) Tactical Cleaning Company, LLC (“Tactical”), provides cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas; 3) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S and 4) SEER Environmental Materials, LLC (“SEM”), a newly non-operating entity as of September 30, 2015.

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

Reach (the trade name for BeneFuels, LLC), focuses specifically on treating biogas for conversion to pipeline quality gas and/or renewable compressed natural gas (“R-CNG”) for fleet vehicle fuel. Reach had minimal operations for the three months and nine month ended September 30, 2015 and 2014.

Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $14.2 million as of September 30, 2015. For the three months ended September 30, 2015 we incurred a net loss, before non-controlling interest, of $644,600 and for the nine months ended September 30, 2015 we incurred a net loss, before non-controlling interest, of $2,117,200. As of September 30, 2015 our current liabilities exceed our current assets by approximately $2.3 million and our total assets exceeded our total liabilities by approximately $2.1 million. As of December 31, 2014, our current liabilities exceeded our current assets by approximately $1.4 and our total assets exceeded our total liabilities by $3.8 million.

Realization of a major portion of our assets as of September 30, 2015, is dependent upon our continued operations. The Company is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We’ve increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly-owned subsidiaries, REGS, TCC, MV and SEM and its majority-owned subsidiaries PWS and Reach, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Basis of Presentation: Unaudited Interim Financial Information

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of tangible assets; valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; share-based compensation. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $80,900 and $59,500 for the three months ended September 30, 2015 and 2014, respectively and were $279,700 and $205,900 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2015 and December 31, 2014. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2014. The tax periods for the years ending December 31, 2008 through 2014 are open to examination by federal and state authorities.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company is in process of evaluating this guidance.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2015	December 31, 2014

Field and shop equipment	$2,074,600	$1,690,900
Vehicles	750,800	672,300
Waste destruction equipment, leased	1,216,200	1,145,600
Waste destruction equipment, not placed in service	2,432,400	2,325,900
Furniture and office equipment	314,700	291,300
Leasehold improvements	65,400	65,400
	6,854,100	6,191,400
Less: accumulated depreciation and amortization	(1,722,400)	(1,342,600)
Property and equipment, net	$5,131,700	$4,848,800

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Cost of Goods Sold	$106,900	$91,800	$320,800	$250,200
General & Administrative	19,600	9,700	58,900	24,700
Total Depreciation Expense	$126,500	$101,500	$379,700	$274,900

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT, continued

Accumulated depreciation on leased waste destruction equipment included in accumulated depreciation and amortization above is $234,000 and $148,800 as of September 30, 2015 and December 31, 2014.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30,	December 31,
	2015	2014

Vehicles, field and shop equipment	$462,700	$229,400
Less: accumulated amortization	(106,700)	(36,800)
	$356,000	$192,600

NOTE 4 - INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer list	$42,500	$(42,500)	$—
Technology	864,600	(494,400)	370,200
Trade name	54,600	(54,600)	—
	$961,700	$(591,500)	$370,200

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer list	$42,500	$(40,000)	$2,500
Technology	805,700	(440,000)	365,700
Trade name	54,600	(51,400)	3,200
	$902,800	$(531,400)	$371,400

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $20,000 and $39,600 for the three months ended September 30, 2015 and 2014, respectively and was $60,100 and $83,400 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30, 2015	December 31, 2014

Accrued compensation and related taxes	$597,800	$616,600
Accrued interest	29,300	56,600
Other	247,600	252,500
Total Accrued Liabilities	$874,700	$925,700

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2015	2014

Revenue recognized	$746,400	$168,700
Less: Billings to date	(326,900)	(107,600)
Costs and estimated earnings in excess of billings on uncompleted contracts	$419,500	$61,100

Billings to date	$3,059,100	$1,250,900
Revenue recognized	(2,657,600)	(942,400)
Billings in excess of costs and estimated earnings on uncompleted contracts	$401,500	$308,500

NOTE 7 - PARAGON WASTE SOLUTIONS LLC

In February 2015, PWS entered into a License Agreement with Xinhua Energy Environmental Technology Co., Ltd, a large multi-national environmental company based in China (“Xinhua”). The agreement provides for the exclusive rights to distribute PWS’s patented technology in China, Hong Kong, Macau and the Taiwan territories (“Territory”). The grant was for both the medical waste, as well as the refinery vertical markets within the Territory. The Agreement calls for, among other things, the formation of a U.S. joint venture company, (“P&P Company”), to be owned 50/50 by PWS and Xinhua or its designee (“JV Entity”) and an obligation by Xinhua to fund all necessary and reasonable capital requirements to permit and roll out the PWS technology in the Territory as well as staff and manage the JV Entity’s operations. The Agreement also calls for the payment of a $430,000 placement fee for the first PWS CoronaLux™ unit to be commissioned in China of which $322,500 was paid March 31, 2015 and the remaining $107,500 was paid on July 31, 2015.

Upon the occurrence of certain events and timely performance by Xinhua, a second placement fee of $350,000 is required to be paid and, upon that second payment, it will then be granted exclusive manufacturing rights to produce the units to be deployed in the Territory.

Payments received for licensing and placement fees have been recorded as deferred revenue in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 and are recognized as revenue ratably over the term of their respective contracts.

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

As of September 30, 2015 and December 31, 2014, the outstanding balance due to the IRS was $964,800, and $947,700, respectively.

NOTE 9 - DEBT

The Company entered into a loan agreement evidenced by a convertible secured promissory note with Advanced Technology Materials, Inc. (“ATMI”) on February 14, 2012. The amount of the convertible secured promissory note was $225,000. The entire loan and/or unpaid balance of the loan and accrued interest can be converted into the Company’s common stock at $0.50 per share at any time at the option of the holder. In December 2014, the promissory note and accrued interest was purchased by two shareholders of the Company from ATMI. In January 2015 the convertible promissory note and accrued interest totaling $257,400 was converted into 514,750 shares of common stock in accordance with the terms on the original convertible note.

Debt as of September 30, 2015 and December 31, 2014, was comprised of the following:

	2015	2014
June 2011 Note - In Default	$68,000	$68,000

Convertible note payable, interest at 8% per annum, $320,000 principal payment due December 31, 2016, remaining unpaid principal and interest due August 20, 2018, convertible into common stock at the option of the lenders at a rate of $1.10 per share	1,000,000	—
Debt discount	(14,200)	—

Note payable dated February 2012, interest at 5% per annum, $112,500 is due December 31, 2014, convertible in whole or in part to common stock at $.50 per share. (see Note 11)	—	225,000

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $27,927, due November 1, 2015	27,800	—

Capital lease obligations, secured by certain assets, maturing through March 2019	236,600	130,900
Total notes payable and capital lease obligations	1,318,200	423,900
Less: current portion	(199,400)	(363,000)
Notes payable and capital lease obligations, long-term, including debt discount	$1,118,800	$60,900

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS

Notes Payable, Related Parties

Notes payable, related parties and accrued interest due to certain related parties as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Unsecured note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; due June 1, 2016	$5,000	$37,000

Accrued interest	26,800	36,800
	$31,800	$73,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $183,400 and $99,300 for the nine months ended September 30, 2015 and 2014, as such, royalties of $14,200 and $5,000 are due September 30, 2015 and 2014.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 - EQUITY TRANSACTIONS

During the nine months ended September 30, 2014 we sold a total of 4.125 Units (consisting of 1,155,000 shares of common stock and 577,500 warrants) for gross proceeds of $825,000 less $49,000 in offering costs for net proceeds of $776,000.

During the nine months ended September 30, 2015, the Company issued 120,949 shares of $.001 par value common stock upon the cashless exercise of 200,000 warrants. During the nine months ended September 30, 2014 the Company issued 396,934 shares of common stock in connection with the cashless exercise of 669,600 common stock options.

In connection with the issuance of convertible debt in September 2015, the Company issued 200,000 warrants as an inducement to enter into the transaction. The warrants exercisable for three years at $1.25 per share were valued at $14,600 using the Black Scholes valuation method.

During the nine months ended September 30, 2014 the Company issued 610,000 shares of common stock in connection with the exercise of warrants at $.50 per share, resulting in proceeds of $305,000.

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

Potentially dilutive securities were comprised of the following:

	Nine Months Ended September 30,
	2015	2014
Warrants	9,689,430	9,678,750
Options	1,974,950	2,062,500
Convertible debt	909,091	225,000
Contingently issuable shares upon equity purchase	1,200,000	—
	13,773,471	11,966,250

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 - CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the three months and nine months ended September 30, 2015 that represented approximately 34% and 49%, respectively, of our total sales. The Company had sales from operations to three customers for the three months and nine months ended September 30, 2014 that represented approximately 61% and 64%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being a customer for non-financial related issues.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION

The Company currently has identified four segments as follows:

REGS	Industrial Cleaning
Tactical	Rail Car Cleaning
MV, Reach and SEM	Environmental Solutions
PWS	Solid Waste

Reach and SEM has had minimal operations through September 30, 2015.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended September 30, 2015 and 2014 is as follows:

2015	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,049,100	$842,100	$965,500	$111,500	$—	$2,968,200
Depreciation and amortization (1)	65,700	6,400	30,300	25,500	18,700	146,600
Interest expense	6,400	(5,100)	—	300	3,900	5,500
Stock-based compensation	—	—	—	—	27,300	27,300
Net income (loss)	(74,900)	172,600	(61,900)	(234,000)	(446,300)	(644,500)
Capital expenditures (cash and noncash)	10,500	15,500	11,400	60,100	—	97,500
Total assets	$1,741,800	$635,700	$1,418,800	$3,766,400	$1,151,200	$8,713,900

2014	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$2,916,700	$723,900	$1,192,800	$20,700	$—	$4,854,100
Depreciation and amortization (1)	60,600	5,500	32,100	17,400	25,500	141,100
Interest expense	8,300	3,300	1,800	400	3,000	16,800
Stock-based compensation	—	—	—	—	75,000	75,000
Net income (loss)	871,600	75,800	21,800	(244,500)	(461,000)	263,700
Capital expenditures (cash and noncash)	36,300	4,300	6,000	443,700	58,600	548,900
Total assets	$2,174,500	$518,600	$1,445,000	$3,252,700	$3,480,300	$10,871,100

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION, continued

Segment information for the nine months ended September 30, 2015 and 2014 is as follows:

2015	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$4,198,300	$2,263,400	$2,796,000	$183,400	$—	$9,441,100
Depreciation and amortization (1)	197,100	19,200	91,000	76,400	56,100	439,800
Interest expense	29,000	5,100	500	300	10,100	45,000
Stock-based compensation	—	—	—	—	176,100	176,100
Net income (loss)	195,600	201,000	(78,800)	(824,400)	(1,610,600)	(2,117,200)
Capital expenditures (cash and noncash)	313,100	45,000	43,600	179,400	81,600	662,700
Total assets	$1,741,800	$635,700	$1,418,800	$3,766,400	$1,151,200	$8,713,900

2014	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$7,120,300	$1,918,900	$2,774,300	$99,300	$—	$11,912,800
Depreciation and amortization (1)	168,600	15,700	100,000	34,600	38,800	357,700
Interest expense	28,600	15,000	4,600	800	10,500	59,500
Stock-based compensation	—	—	—	—	760,000	760,000
Net income (loss)	1,986,900	87,300	(26,400)	(601,300)	(1,919,300)	(472,800)
Capital expenditures (cash and noncash)	72,200	11,400	89,200	2,556,000	125,100	2,853,900
Total assets	$2,174,500	$518,600	$1,445,000	$3,252,700	$3,480,300	$10,871,100

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.

NOTE 16 - SUBSEQUENT EVENTS

On October 12, 2015, the Company acquired certain tangible and intangible assets for $700,000, issuing cash of $375,000 and executing seller financed notes payable of $325,000.

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

The Company’s domestic strategy is to grow organically through SEER’s subsidiaries while establishing long-term alliances with and/or acquiring complementary domestic businesses in rapidly growing markets for environmental, water treatment and oil & gas services. The focus of the SEER family of companies, however is to increase margins by securing or developing new and patent-pending technologies and then leveraging its 20-year service experience to place these innovations and solutions into the growing markets of emission capture and control, capture and sale of renewable “green gas”, compressed natural gas (“CNG”) fuel generation for fleet use, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products.

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

SEER Environmental Solutions, LLC (“SEM”): (formed September 2015) SEM is a non-operating company at September 30, 2015.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER is a newly formed entity created to focus specifically on treating biogas for conversion to pipeline quality gas and/or CNG for fleet vehicles. Reach has had minimal operations as of September 30, 2015.

SEER’s Financial Condition

From inception or acquisition of the various operating entities, the Company has experienced recurring losses, and has accumulated a deficit of approximately $14.2 million as of September 30, 2015. For the three months ended September 30, 2015 we incurred a net loss, before non-controlling interest, of $644,500 and for the nine months ended September 30, 2015 we incurred a net loss, before non-controlling interest, of $2,117,200. As of September 30, 2015 our current liabilities exceed our current assets by approximately $2.3 million and our total assets exceeded our total liabilities by approximately $2.1 million. As of December 31, 2014, our current liabilities exceeded our current assets by approximately $1.4 and our total assets exceeded our total liabilities by $3.8 million.

Realization of a major portion of our assets as of September 30, 2015, is dependent upon our continued operations. The Company is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. As noted in Note 9, the Company received $1 million in financing for working capital and for the purchase of certain assets noted in Note 16 Subsequent Events. We believe, based on current facts and circumstances, that we will continue to incur operating losses at least through the end of the year. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. We’ve increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Total revenues were approximately $2.95 million and $4.85 million for the three months ended September 30, 2015 and 2014, respectively. The decrease of approximately $1.9 million or 39% in revenues comparing the quarter ended September 30, 2015 to the quarter ended September 30, 2014 is primarily attributable to 1) a decrease of $1.9 million in revenues from our industrial cleaning segment from $2.9 million for 2014 compared to $1 million for 2015, primarily attributable to a single customer, 2) an increase of $118,000 in our railcar cleaning segment revenues which were $842,000 for 2015 and $724,000 for 2014 and 3) a decrease in revenues of approximately $227,400 from our environmental solutions segment which were $965,500 for 2015 compared to $1,192,900 for 2014. Our industrial cleaning segment, which is highly dependent upon servicing the oil & gas industry, has seen a 64% decline in revenues primarily attributable to one customer as previously noted which declined from $2.56 million for the quarter ended September 30, 2014 to $649,000 for the quarter ended September 30, 2015, a 75% reduction. The industrial cleaning segment has been able to offset some of the reduction with the major customer by additional revenue from new customers In addition, slightly lower billing rates for labor and equipment went into effect on June 1, 2015 with this significant customer. We do not foresee a recovery of revenues from our industrial services segment to the 2014 levels in the near future and potentially longer depending on the price of oil, which has seen significant declines since 2014. Our railcar cleaning segment revenues increased $118,000 or 16% over 2014 as a result of additional railcars available for cleaning. Our environmental solutions segment revenue decreased by approximately $227,000 comparing the quarter ended September 30, 2015 to the quarter ended September 30, 2014 as a result of the start date on certain projects being deferred and lower media replacement revenues. We generated revenues of approximately $111,500 from our solid waste disposal segment for the quarter ended September 30, 2015 compared to $20,700 for the quarter ended September 30, 2014. The increase is attributable to the operation of a CoronaLux™ unit in southern California operating under a temporary permit. The solid waste disposal segment has received approximately $543,000 in non-refundable fees through September 30, 2015 and $413,000 in non-refundable fees through September 30, 2014 which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating expenses, which include cost of products, cost of services, cost of solid waste and selling, general and administrative (SG&A) expenses, were approximately $3.65 million for the quarter ended September 30, 2015 compared to approximately $4.57 million for the quarter ended September 30, 2014. The decrease of approximately $920,000 in operating costs is primarily the result of a 39% decrease in revenues, as noted above, offset by an increase in SG&A of approximately $89,000. The 39% decrease in revenues from the quarter ended September 30, 2014 to the quarter ended September 30, 2015 resulted in a 31% decrease in product, service and solid waste costs. Service costs as a percentage of service revenues were 75% for the quarter ended September 30, 2015 and 63% for the quarter ended September 30, 2014. The increase in service costs is the result of lower manpower and equipment efficiency. In the third quarter 2014 the revenues were substantially higher and we had maximum manpower efficiency but as service revenues declined we are not able to utilize our staff and our equipment at the same efficiency rate. Product costs as a percentage of product revenues were 70% for the quarter ended September 30, 2015 and 76% for the quarter ended September 30, 2014. The decrease in margin costs for the product sales is due to product mix. The product segment had lower recurring product sales for the quarter ended September 30, 2015, that have lower margins than the project based revenue that have higher margins. In 2015 the percentage of project based revenue as a percentage of product revenue was higher than in 2014. Solid waste costs increased from $104,200 in 2014 to $194,900 in 2015 as a result of an increase in service costs for CoronaLux™ units placed with customers and assisting those customers in getting the units ready for use. One of the CoronaLux™ units placed in California commenced operations in May 2015 in accordance with a temporary permit issued by regulatory authorities. SG&A expense increased from approximately $1.27 million for the quarter ended September 30, 2014, to approximately $1.35 million for the quarter ended September 30, 2015. The increase in SG&A of approximately $89,000 comparing 2015 to 2014 is primarily attributable to 1) professional services, which includes contract labor, increased approximately $106,900 from $131,000 in 2014 to $237,900 in 2015, 2) payroll and payroll related expenses increased approximately $26,000 from $659,600 in 2014 to $685,600 in 2015, 3) offset by a reduction in stock based compensation of approximately $48,000 comparing 2014 to 2015 and 4) a net increase of $4,100 in other SG&A expenses.

Total non-operating other income (expense), net was $35,000 for the quarter ended September 30, 2015 compared to $(18,000) for the quarter ended September 30, 2014. For the quarter ended September 30, 2015 non-operating income (expense) included a gain on debt settlement of $42,400 offset by interest expense of $5,500 and other expenses on $1,900. For the quarter ended September 30, 2014 non-operating expenses were $18,000 and it was primarily comprised of interest expense of $16,800. The decrease in interest expense in 2015 compared to 2014 is due to a reduction of vendor interest charges.

There is no provision for income taxes for both the quarter ended September 30, 2015 and 2014, due to our net loss after loss carryforward.

Net loss, before non-controlling interest, for the quarter ended September 30, 2015 was $(644,500) compared to net income, before non-controlling interest, of $263,700 for the quarter ended September 30, 2014. The net loss attributable to SEER after deducting $107,700 for the non-controlling interest loss was $(536,800) for the quarter ended September 30, 2015 as compared to net income attributable to SEER of $379,500, after deducting $115,800 in non-controlling interest loss for the quarter ended September 30, 2014. The primary reason for the change from net income in 2014 to a net loss in 2015 was a 39% reduction in revenue, an increase in service cost as a % of revenue, as discussed above, and a slight increase SG&A costs.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Total revenues were $9.4 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of approximately $2.5 million or 21% in revenues comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 is primarily attributable to 1) a decreases of approximately $2.9 million, or 41%, in revenues from our industrial cleaning segment which were $4.2 million for 2015 compared to $7.1 million for 2014, primarily attributable to a single customer and 2) a $344,500 increase, or 18%, in our railcar cleaning segment revenues which were approximately $2.3 million for 2015 and $1.9 million for 2014 and 3) a slight increase in revenues from our environmental solutions segment of $21,700 which were approximately $2.8 million for both 2015 and 2014. Our industrial cleaning segment, which is highly dependent upon servicing the oil & gas industry, has seen a 45% decline in revenues attributable to one customer as previously noted, from $6.5 million for the nine months ended September 30, 2014 to $3.6 million for the nine months ended September 30, 2015. The industrial cleaning segment has been able to offset some of the reduction in revenues from this significant customer with revenues from other new customers In addition, slightly lower billing rates for labor and equipment went into effect on June 1, 2015 with this significant customer. We do not foresee a recovery of revenues from our industrial services segment to the 2014 levels in the foreseeable future and longer depending on the price of oil, which has seen significant declines since 2014. The increase in our railcar cleaning segment revenues of approximately $344,500 was due to our ability to process more railcars rather than any increase in rates. Our environmental solutions segment revenue remained constant comparing 2015 to 2014 at $2.8 million. We generated revenues of approximately $183,400 from our solid waste disposal segment for the nine months ended September 30, 2015 compared to $99,300 for the nine months ended September 30, 2014. The increase is attributable to the operation of a CoronaLux™ unit in southern California operating under a temporary permit. The solid waste disposal segment has received approximately $543,000 in non-refundable fees in 2015 and $457,600 in non-refundable fees in 2014 which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating expenses, which include cost of products, cost of services, cost of solid waste and selling, general and administrative (SG&A) expenses, were 11.6 million for the nine months ended September 30, 2015 compared to $12.4 million for the nine months ended September 30, 2014. The decrease of approximately $808,600 in operating costs is primarily the result of a 21% decrease in revenues. Service costs were $5 million for the nine months ended September 30, 2015 compared to $5.9 million for the nine months ended September 30, 2014. Service costs as a percentage of service revenues were 78% for the nine months ended September 30, 2015 and 65% for the nine months ended September 30, 2014. The increase in service costs is the result of lower labor and equipment utilization efficiency. In 2014 service revenues were substantially higher and we had maximum manpower and equipment efficiency but as service revenues declined we are not able to utilize our staff and equipment at the same efficiency rate. In June 2015 we commenced site preparation for a new service site in Montana incurring labor and other costs. Revenues at this new site did not commence until the end of June 2015. Product costs as a percentage of product revenues were 69% for the nine months ended September 30, 2015 and 73% for the nine months ended September 30, 2014. The revenue product mix for the products segment between one time and recurring media sales and long term project sales that have higher margins were slightly better for 2015 than for 2014 which had one time and recurring media sales. Solid waste costs increased from $227,700 in 2014 to $490,400 in 2015 as a result of an increase in service costs for CoronaLux™ units placed with customers and assisting those customers in getting the units ready for use. One of the units placed in California commenced operations in May 2015 in accordance with a temporary permit issued by regulatory authorities. SG&A expense decreased slightly from $4.2 million for the nine months ended September 30, 2014 to approximately $4.1 million for the nine months ended September 30, 2015. The primary reason for the decrease in SG&A was an expense for common stock issued for services in 2014 ($580,000) for which there was none in 2015. The decrease in stock issued for services expense from 2014 to 2015 is offset by 1) an increase in professional services, which includes contract labor, of $275,300 in 2015, 2) an increase in payroll and payroll related costs of $78,000 in 2015, 3) an increase in R&D expenditures by approximately $68,400 and 4) $88,000 for issuance of warrants for services. All other SG&A costs were generally below 2014 levels.

Total non-operating other income (expense), net was $(1,600) for the nine months ended September 30, 2015 compared to $(20,300) for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 net non-operating expense was comprised of $45,000 in interest expense, offset by $42,400 in gain on debt settlements and other income of $1,000. For the nine months ended September 30, 2014 net non-operating expense was comprised of interest expense of $59,500, offset by gain on debt settlement of $24,400 and other income of $14,800.

There is no provision for income taxes for both the nine months ended September 30, 2015 and 2014, due to our net losses for both periods.

Net loss, before non-controlling interest, for the nine months ended September 30, 2015 was $2,117,200 compared to a net loss, before non-controlling interest, of $472,800 for the nine months ended September 30, 2014. The net loss attributable to SEER after deducting $380,500 for the non-controlling interest loss was $1,736,700 for the nine months ended September 30, 2015 as compared to $191,100, after deducting $281,700 in non-controlling interest loss for the nine months ended September 30, 2014. As noted above, the 21% decrease in revenue, or approximately $2.5 million, in 2015 over 2014 without a corresponding decrease in product and service operating cost comparing 2014 to 2015 was the primary reason for the increase in the net loss comparing 2014 to 2015.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the nine months ended September 30, 2015 of $120,600 compared to net cash used by operating activities for the nine months ended September 30, 2014 of $35,700. The net cash used by operating activities of $120,600 for the nine months ended September 30, 2015 was despite the net loss of $2,117,200 and was primarily the result of the following, 1) net positive non-cash adjustments of $553,600 (primarily depreciation, amortization and stock based compensation), 2) collection of $543,000 in non-refundable placement fees for CoronaLux™ units reflected in the increase in deferred revenue, 3) a reduction in trade receivables of $1.4 million due to collections, offset by an increase in restricted cash of $350,300 and an increase in costs in excess of billings on uncompleted contracts of $358,400. Cash provided by or used in operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Stock based compensation decreased significantly comparing September 30, 2014 to September 30, 2015 as a result of no issuance of stock for services in 2015 compared to $580,000 in stock for services in 2014. There was a substantial decrease in accounts receivable, $1.4 million, during the nine months ended September 30, 2015 primarily because revenues were lower for the nine months ended September 30, 2015. Accounts payable and accrued expenses increased slightly during the nine months ended September 30, 2015 by $118,900 which was a use of cash during 2015.

Investing Activities

The decrease in net cash used in investing activities in 2015 compared to 2014 is primarily attributable to construction of several CoronaLux™ units by PWS in 2014 for placement of these units with licensees to allow them to commence waste destruction operations. Capital expenditures in 2015 for CoronaLux™ units was approximately $177,000 compared to nearly $1.9 million in 2014. Other capital expenditures totaling $271,300 and $953,000, respectively, for the nine months ended September 30, 2015 and 2014 were primarily investing in vehicles and field equipment for our services segments.

Financing Activities

Net cash provided by financing activities was $507,200 for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $1.3 million for nine months ended September 30, 2014. In 2014 we had proceeds from the sale of common stock and warrants of $776,000 and the exercise of warrants that resulted in proceeds of $662,000, these sources of funds were offset by payments on notes payable and capital leases of approximately $191,800. For 2015 there were no proceeds from the sale of common stock or the exercise of warrants but we did receive proceeds from convertible debt of $1 million offset payments on notes payable and capital leases of $$396,800. The Company had increases in capital leases in Q4 2014 and Q1 2015, and as such we had an increase in payments of capital lease obligations comparing 2014 to 2015.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted, and the ASU should be applied prospectively. The Company is in process of evaluating this guidance.

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and the person performing the function as Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2015, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period January 1, 2015 through September 30, 2015 the Company (i) issued 514,750 shares of $.001 par value common stock in connection with the conversion of convertible debt and accrued interest totaling $257,400 and (ii) issued 120,949 shares of $.001 par value common stock in connection with the cashless exercise of 200,000 warrants.

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

Dated: November 13, 2015	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By:	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

By:	/s/Monty Lamirato
Monty Lamirato Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

