Form 10-Q/A
period 2015-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2016-01-29
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10 - Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company filed its Form 10-Q for the quarter ended September 30, 2015 (the “Original Filing”) with the Securities and Exchange Commission on November 13, 2015. The Original Filing did not indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days and did not Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months

This Amendment No. 1 to the Original Filing corrects the error and indicates by check mark that the Company has filed all Reports required by Section 13 or 15(d) and indicates by check mark that the Company has filed on its web site the required interactive data.

We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 29, 2016	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By:	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

By:	/s/Monty Lamirato
Monty Lamirato Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer