Form 10-K
period 2015-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2016-04-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 40,935,384 shares of common stock at a price of $.93 per share for an aggregate market value of $38,069,907.

As of February 29, 2016 there were 52,375,079 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2015

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

ITEM 1. BUSINESS

Overview

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries. SEER currently operates six companies with five offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed technologies with many customer installations throughout the U.S. Each of the six operating companies is discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations.

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment and oil & gas services. The focus of the SEER family of companies, however is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas (“CNG”) fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products as well as annuity type revenue streams.

The company now owns and manages five operating entities and one entity that has no significant operations to date.

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) provides general industrial cleaning services and waste management to many industry sectors focusing primarily on oil & gas production (upstream) and refineries (downstream).

Tactical Cleaning Company, LLC (“Tactical”): (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt. Tactical has recently been permitted to operate a flare at its Kansas facility and will be expanding its operations in 2016 to include the cleaning of gas and propane rail cars. In 2016 it also intends to commence rail car cleaning operations in Illinois.

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV designs and sells patented and/or proprietary, dry scrubber solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations. These system solutions are marketed under the product names H2SPlus™ and OdorFilter™. The markets for these products include land fill operations, agricultural and food product processors, wastewater treatment facilities, and petroleum product refiners. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable natural gas, (“RNG”), for a number of applications, such as transportation fuel and natural gas pipeline injection.

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is an operating company that has developed a patented waste destruction technology using a pyrolytic heating process combined with “non-thermal plasma” assisted oxidation. This technique involves gasification of solid waste by heating the waste in a low-oxygen environment, followed by complete oxidation at higher temperatures in the presence of plasma. The term “non-thermal plasma” refers to a low energy ionized gas that is generated by electrical discharges between two electrodes. This technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., hospital “red bag” waste) thereby eliminating the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). PWS is a 54% owned subsidiary.

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of December 31, 2015.

SEER Environmental Materials, LLC (“SEM”) formed September 2015. SEM is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations. SEM had minimal operations as of December 31, 2015.

Joint Ventures

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

Paragon Waste (UK) Ltd: In June 2014, PWS and PCI Consulting Ltd (“PCI”) formed Paragon Waste (UK) Ltd (“Paragon UK Joint Venture”) to develop, permit and exploit the PWS waste destruction technology within the territory of Ireland and the United Kingdom. PWS and PCI each own 50% of the voting shares of Paragon UK Joint Venture. Operations to date of the Paragon UK Joint Venture have been limited to formation, the delivery of a CoronaLux™ unit with a third party in the United Kingdom and application and permitting efforts with regulatory entities.

P&P Company: In February 2015, PWS and Particle Science Tech of Environmental Protection, Inc. (“Particle Science”) formed a joint venture, Particle &Paragon Environmental Solutions, Inc (“P&P”) to exploit the PWS technology in China, including Hong Kong, Macao and Taiwan. PWS and Particle Science each own 50% of P&P. Operations to date have been limited to formation of P&P and the sale and delivery of a CoronaLux™ unit to Particle Science in China.

PWS MWS Joint Venture: In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate from the South Coast Air Quality Management District (“SCAQMD”) and the California Department of Public Health. Operations to date have included the destruction of medical waste while demonstrating the ultralow emissions necessary for application of a more expansive operating permit, submitted to SCAQMD in March 2016.

Segment Information

The Company currently has identified four segments as follows:

		% of Annual Revenues
		2015	2014
REGS	Industrial Cleaning	42%	59%
TCC	Rail Car Cleaning	24%	15%
MV, SEM	Environmental Solutions	26%	25%
PWS	Solid Waste	8%	1%

Reach is not currently operating but when operations commence it would be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but when operations commence it would be part of the Environmental Solutions segment.

As of December 31, 2015 and 2014, we had one customer with sales in excess of 10% of our revenue and they represented approximately 35% and 53%, of total revenues for the year ended December 31, 2015 and 2014, respectively. The loss of this customer, or a material reduction in revenue from this customer would have a material adverse effect on our business, our results of operations and our working capital. Subsequent to year end we were notified by this significant customer that effective April 1, 2016 we would no longer be providing routine maintenance services but still be eligible to provide other industrial cleaning services. The projected reduction of revenue from this customer is estimated to be between $2.5 and $3 million annually. See Notes 2 and 18 to the consolidated financial statements and Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $15.4 million as of December 31, 2015 and for the years ended December 31, 2015, and 2014, we incurred net losses, before non-controlling interest, of approximately $3.4 million and $726,000, respectively. As of December 31, 2015 and 2014 our current liabilities exceed our current assets by approximately $2.7 million and $1 million, respectively. Our total assets exceed total liabilities at December 31, 2015 by approximately $1 million and at December 31, 2014 our total assets exceeded our total liabilities by $3.8 million. The primary reason for the increase in negative working capital and the reduction in total assets over total liabilities from 2014 to 2015 is due to funding of Paragon operations and the net loss incurred in 2015 as noted above. Also see Notes 2 and 18 to the consolidated financial statements. Subsequent to year end REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually. The Company is in the process of opening an additional rail car cleaning facility in the Midwest (Illinois) to offset some of the lost service revenue previously derived from the refinery sector. For the period January 1, 2016 to March 31, 2016, the Company received equity financing in the amount of $325,000 through the sale of common stock.

Realization of a major portion of our assets as of December 31, 2015, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Industry

SEER, with its diverse services, technologies, and environmental solution offerings, participates in the worldwide markets of industrial cleaning, environmental compliance, renewable energy and waste minimization/management. There are ever-increasing emissions and solid waste regulations and statutory programs at the local, state, federal and international levels that create and mandate the need for renewable energies and waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste.

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

Business Strategy

SEER’s growth to date has been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired REGS, Tactical, and MV as wholly-owned subsidiaries. In Q4 2015 SEM was created to provide recurring and high-margin revenue to the Company by offering an internal source of diverse media solutions that are required for the treatment of various waste and off gas streams. This also enables greater pricing flexibility by the technology solutions affiliates that, in turn, should result in increased sales of systems that leads to greater demand of media. The increased installation and demand for media change outs also creates service opportunities for the Company’s service sector. We intend to continue pursuing an aggressive strategy of both acquisitions and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets. Potential acquisitions may include businesses that secure supply chain and vendor logistics or are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

Upon full development of certain of our patented and patent-pending technologies, we intend to explore licensing relationships with larger, established companies to generate sustainable revenue streams from both domestic and international applications.

Intellectual Property

MV was issued a patent in 2012 related to “Oil-Gas Vapor Collection, Storage, and Recovery System, etc.” Patent No. US 8,206,124 B1. MV was issued a second patent in 2014 titled “Fugitive Gas Capture”, US Patent No. 8,708,663 B1, that expanded claims in the earlier patent. The patents will expire in 2029 and 2031, respectively, unless otherwise extended. MV is in the process of expanding the scope and number of claims of this issued patent.

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

Income/Payroll Taxes

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes and accrued interest and penalties related to the unpaid payroll taxes.

In or around 2010, REGS retained Washington D.C.-based legal counsel specializing in resolving federal tax matters. REGS has been represented by this firm throughout all phases of this tax matter and related proceedings. In September 2011, REGS received approval from the Internal Revenue Service ("IRS") to begin paying the outstanding federal payroll tax liability plus related interest and penalties totaling approximately $971,000, in installments (the "Installment Plan"). Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability was paid in full. Through the duration of the Installment Plan, the IRS continued to charge penalties and interest at statutory rates. If the conditions of the Installment Plan were not met, the IRS could cancel it and could demand the outstanding liability to be repaid through traditional enforcement proceedings available to the IRS. Additionally, the IRS has filed a notice of federal tax lien against certain of REGS assets in order to secure the obligation. The IRS is to release this lien if and when we pay the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay them.

In May 2013, REGS filed an Offer in Compromise ("OIC") with the IRS. While the OIC was under review by the IRS, the requirement to pay $25,000 a month under the Installment Plan was suspended. REGS was informed by its legal counsel that the IRS had accepted REGS’ OIC. However by a letter dated March 27, 2014 REGS was notified that the OIC had been rejected. REGS appealed that rejection decision. However that appeal has been denied. As a result, the Installment Plan is terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The IRS has not taken any current action against REGS and REGS continues to be represented by its legal counsel.

As of December 31, 2015 and December 31, 2014, the outstanding balance due to the IRS was $970,500, and $947,700, respectively.

Other than this outstanding payroll tax matter arising in 2009, all state and federal taxes have been paid by REGS in a timely manner.

Insurance

To cover potential risks associated with the variety of services that the operating companies provide, we maintain adequate insurance coverages, including: 1) Casualty Insurance providing coverage for Commercial General Liability, Automotive Liability, Professional Liability Insurance and Employee Benefits Liability in the amounts of $1 million each, respectively, per year; 2) Contractor’s Pollution Liability Insurance, which has limits of $1 million per occurrence and $1 million in the aggregate; 3) Transportation Liability Insurance with a $1 million per occurrence; and 4) An Excess Umbrella Liability Policy of $5 million per occurrence and $5 million aggregate limit overall.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $491,200 and $277,000 on R&D for the years ended December 31, 2015 and 2014, respectively.

Employees

As of December 31, 2015, we employed approximately 70 full time non-union hourly and salaried employees. There is some seasonality to our business which requires us to use day laborers.

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

As of December 31, 2015, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 10% of our outstanding common stock and restricted common stock, of 40,948,448 shares, or 78% of our outstanding common stock. The average number of shares traded in any given day over the past year (approximately 39,946) has been relatively small compared to the public float. For the year ended December 31, 2015 we traded a total of 7,798,300 shares or 19% of our public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, securities similar to our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Our ability to meet our obligations as they come due could be negatively impacted if we are unable to invoice and collect from our customers in a timely manner, if our revenue levels fall below forecast, or expenses exceed what we projected, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive. As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $15.4 million as of December 31, 2015. For the years ended December 31, 2015, and 2014, we incurred net losses, before non-controlling interest, of approximately $3.4 million and $726,000, respectively. As of December 31, 2015 our current liabilities exceed our current assets by approximately $3 million.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We depend on a limited number of significant customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our business.

We earn a significant portion of our revenue from a relatively small number of customers. The loss of any significant customer or a material reduction in revenues from the sale of product or services, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could have a negative impact on our business and operating results. Effective April 1, 2016 we were notified that we would no longer be providing routine maintenance services to our largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually. See Notes 2 and 18 to the consolidated financial statements.

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

As of December 31, 2015, J. John Combs III, President, CEO and Director of SEER and Michael J. Cardillo, Founder and President of our REGS subsidiary, and Fortunato Villamagna, president of our PWS subsidiary, beneficially held approximately 21.8% of our outstanding common stock. The beneficial ownership of all Officers and Directors at December 31, 2015 was 22.7%. As a result, our directors and officers may be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions. Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

We depend on certain key personnel.

We are highly dependent on a limited number of key management personnel, particularly our President and CEO, J. John Combs III , Fortunato Villamagna, President of our subsidiary, PWS, Mike Cardillo, President of our subsidiary, REGS and Michael Readey, Executive VP and President of our subsidiary, MV and SEM. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

			Building(s)
Location	Owned/Leased	Function	Sq. Footage	Total Acreage

Commerce City, CO(2)	Leased	REGS operations	10,000	1.5
Denver, CO	Leased	TC2 Rail car cleaning	1,200	1.5
Golden, CO (1)	Leased	Corporate office, MV operations	9,750	n/a
El Dorado, KS	Leased	TC2 Rail car cleaning	2,200	5.0

(1)	On December 16, 2013, the Company executed a new lease for 9,750 square feet of office and warehouse space that will serve as the headquarters for SEER, MV and PWS. The lease commenced on February 1, 2014 and terminates on January 31, 2019 unless otherwise extended.
(2)	REGS had been leasing their warehouse and yard space on a month to month basis after the terms of a long term lease had expired. Subsequent to year end, REGS executed a new four year lease commencing April 1, 2016 for 8,686 square feet of building and approximately 1.8 acres of yard.

ITEM 3. LEGAL PROCEEDINGS

Other than the disclosure in Note 9 to the Consolidated Financial Statements regarding the past due payroll taxes, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is traded on the OTCQB marketplace, operated by OTC Markets Group under the symbol “SENR.” The following table sets forth the range of high and low bid prices for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	For the Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$1.25	$.87	$1.36	$1.01
Second Quarter	$1.09	$.82	$1.72	$.99
Third Quarter	$1.03	$.57	$1.35	$.88
Fourth Quarter	$.80	$.43	$1.44	$.86

Stockholders

As of February 29, 2016, there were approximately 95 shareholders holding 52,375,079 common shares issued and outstanding. There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31,2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q except as noted below.

For the period October 1, 2015 to December 31, 2015 the Company issued 13,054 shares of common stock in connection with the cashless exercise of 55,500 options.

In August and November, 2015, we issued 8% convertible promissory notes in the aggregate original principal amount of $1,250,000. In connection with the issuance of these notes, we also issued common stock purchase warrants to purchase 250,000 shares of common stock at a price of $1.25 per share at any time prior to August 27, 2020 and November 30, 2020, respectively.

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

Overview

SEER was formed as a publicly traded company in early 2008 through a reverse merger. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries. SEER currently operates six companies with five offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S. Each of the six operating companies is discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment and oil & gas/industrial services. The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary, patented and patent-pending technologies, and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products as well as annuity type revenue streams.

Financial Condition

At December 31, 2015, we had approximately $2.7 million in negative working capital, which represents a decrease of approximately $1.7 million from $1 million in negative working capital at December 31, 2014. The significant decrease in our working capital, results primarily from funding of Paragon operations and the net loss, before non-controlling interest, of $3.4 million for 2015. As noted in Note 19 to the consolidated financial statements, subsequent to year end we were notified by a significant customer that effective April 1, 2016 we would no longer be providing routine maintenance services but still would be eligible to bid on other industrial cleaning services. The estimated reduction of revenue from this customer is estimated to be between $2.5 and $3 million annually. In 2015, we raised $1,250,000 in convertible debt financing, of which approximately $430,500 was used to acquire certain assets that include a facility, equipment and technology. The Company is in the process of opening an additional rail car cleaning facility in the Midwest (Illinois) to offset some of the lost service revenue previously derived from the refinery sector. The facility is expected to be fully operational by May 1, 2016. For the period January 1, 2016 to March 31, 2016, the Company received equity financing in the amount of $325,000 through the sale of common stock.

In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting its Offer in Compromise and in accordance with the rejection letter REGS has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The appeal submitted by REGS was denied by the IRS, however, the IRS has not taken any current action. As of December 31, 2015 the outstanding balance due to the IRS was $970,500 and REGS continues to be represented by tax counsel specializing in federal tax matters.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $15.4 million as of December 31, 2015, and $12.5 million as of December 31, 2014. For the years ended December 31, 2015, and 2014, we incurred net losses of approximately $3.4 million and $726,000, respectively.

Realization of a major portion of our assets as of December 31, 2015, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

Total revenues were $12.6 million and $17.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease of approximately $4.7 million or 27% in revenues comparing the year ended December 31, 2015 to the year ended December 31, 2014 is primarily attributable to the decreases in revenues from our industrial cleaning segment which decreased from approximately $10.2 million in 2014 to approximately $5.3 million in 2015, a decrease of $4.9 million or approximately 48% and was primarily attributable to a single customer. Our railcar cleaning segment revenues were $3 million for 2015 compared to $2.7 million for 2014, an increase of approximately $300,000, and the increase was attributable to an increase in the number of railcars serviced during that period. Our environmental solutions segment revenue decreased from $4.3 million for the year ended December 31, 2014 to $3.2 million for the year ended December 31, 2015, a decrease of approximately 25%. The decrease is primarily attributable to lower media replacement sales and lower long term contract revenues. Our solid waste disposal segment generated $780,500 in 2015 from the sale of 2 CoronaLux™ units. No such sales occurred in 2014. The solid waste disposal segment also generated licensing and placement fees of $110,000 in 2015 and $69,000 in 2014, freight revenue of $90,000 for 2015 and $40,000 in 2014 as a result of the delivery of CoronaLux™ units in 2014. In addition, the solid waste disposal segment generated approximately $60,000 in other fees for 2015. The solid waste disposal segment has received approximately $113,000 in non-refundable fees in 2015 and from inception through December 31, 2015, $638,000, which are being recognized as revenue ratably over the term of the agreements.

Operating expenses, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses were approximately $16 million for the year ended December 31, 2015 compared to $18 million for the year ended December 31, 2014. The $2 million decrease in total operating expenses is the result of 1) a decrease in service costs of approximately $1.9 million associated with a 35% decrease in service revenues of $4.5 million, 2) a decrease in product costs of approximately $774,000 as a result of a 25% decrease in product revenues, 3) a decrease in SG&A of approximately $333,000 comparing 2014 to 2015 offset by an increase in solid waste costs of nearly $1 million, of which $677,000 is associated with the cost of the sale of two CoronaLux™ units in 2015. Service costs as a percentage of service revenues were 79% for the year ended December 31, 2015 and 66% for the year ended December 31, 2014. The decrease in margin is due to a reduced utilization of equipment and manpower as a result of the significant reduction in service revenue. In 2014 we saw a significant increase in equipment and manpower utilization as a result of a significant increase in revenue in 2014. As a result of a significant backlog of work in 2014 all service employees and subcontractors time was fully billable thus leading to higher margins. Product costs as a percentage of product revenues was 74% in 2015 compared to 73% in 2014. The change is not significant but is primarily due to recurring product sales that typically have lower margins than the normal one-time long term projects that have higher margins. Solid waste costs were $397,500 in 2014 and $1.4 million in 2015. The increase is primarily due to two factors: 1) the sale of two CoronaLux™ units, one to our China partner that had a cost of $339,300 one to our UK partner that had a cost of $337,900 and 2) an increase in personnel to support the placement and operation of CoronaLux ™ units with customers, along with product development and product enhancement activities. SG&A expense decreased from approximately $5.97 million for the year ended December 31, 2014, to approximately $5.64 million for the year ended December 31, 2015, a decrease of approximately $330,000. The decrease in 2015 compared to 2014 was primarily due to, i) a decrease in stock based compensation of approximately $686,000, which was $994,000 in 2014, compared to $308,000 in 2015, ii) an increase in professional fees of approximately $316,000 comparing 2015 to 2014, iii) a decrease in bad debt expense of $170,000, iv) a decrease in travel costs of $27,000, v) a slight decrease in payroll expense of $75,000 n 2015 compared to 2014, vi) an increase of $237,000 in R&D costs and vii) a $75,000 increase in facility and office expenses. The slight decrease in salaries and wages in 2015 was due to a reduction on corporate support staff.

Total non-operating other income (expense), net was $(38,600) for the year ended December 31, 2014 compared to $(45,500) for the year ended December 31, 2015. The increase in 2015 compared to 2014 is primarily due to an increase in interest expense as a result of an increase in convertible debt and capital leases in 2015 offset by an increase in debt settlement.

There is no provision for income taxes for both the year ended December 31, 2014 and 2013, due to our net losses for both periods.

Net loss, before non-controlling interest, for the year ended December 31, 2014 was $726,000 compared to a net loss, before non-controlling interest, of $3.4 million for the year ended December 31, 2015. The net loss attributable to SEER after deducting $441,400 for the non-controlling interest was $284,600 for the year ended December 31, 2014 as compared to $2.9 million, after deducting $536,300 in non-controlling interest for the year ended December 31, 2015. As noted above, the 27% decrease in revenue in 2015 compared to 2014 was the primary reason for the increase in the net loss.

Changes in Cash Flow

Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 was $115,600 compared to $6,500 during the year ended December 31, 2014. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. In 2015, net non-cash adjustments totaled $962,400 and in 2014, net non-cash adjustments totaled $1.65 million. In 2015, the net effect of changes in operating assets and liabilities was an increase in cash by approximately $2.3 million, primarily due to a decrease in accounts receivable of $1.7 million and the decrease in fixed assets from the sale of 2 CoronaLux™ units for $780,500. In 2015, other changes in operating assets and liabilities offset each other resulting in no significant change in cash. In 2014, the net effect of changes in operating assets and liabilities was a reduction of cash by approximately $896,500, primarily due to an increase in accounts receivable of nearly $2 million from 2013 to 2014, offset by increases of $195,000 in accounts payable and accrued liabilities, an increase of $138,200 in billings in excess of revenue on uncompleted contracts, an increase in deferred revenue and customer deposits of $718,600. The decrease in accounts receivable is primarily due to a substantial decrease in revenues in the 4th quarter of 2015, $3.2 million, compared to the 4th quarter of 2014, $5.4 million. The increase in accounts payable and accrued liabilities in 2014 was primarily increases in vendor payables due to the significant increase in revenues in Q4 2014 and compensation and accrued bonuses. The increase in deferred revenue and customer deposits in 2014 results from non-refundable placement fees associated with several CoronaLux™ unit, which are amortized over the term of the agreement and deposits on CoronaLux™ units ordered but not yet delivered.

Investing activities

Net cash used in investing activities is primarily attributable to capital expenditures. Our net cash used in investing activities was $854,200 for the year ended December 31, 2015 and $3.4 million for the year ended December 31, 2014. In 2015 was had addition to property and equipment of $455,000 and increases in intangible assets of $399,200. The significant increase in property and equipment in 2014 was primarily due to, i) the construction of CoronaLux™ units which accounted for $2.7 million of the additions in 2014, ii) REGS equipment additions of $273,000 in 2014, iii) equipment additions for MV of $89,000 in 2014 and iv) software and IT infrastructure additions for SEER of $236,000 in 2014.

Financing Activities

Net cash provided by financing activities was approximately $783,900 for 2015 and $1.3 million for 2014. The decrease in 2015 was attributable to no net proceeds from the sale of common stock and exercise of warrants in 2015 but this was offset by proceeds from convertible debt of $1.25 million. Proceeds from the sale of common stock and exercise of warrants were $1.5 million in 2014. Payments on notes payable and capital lease obligations was $$215,600 in 2014 and $424,100 in 2015 and payments on related party notes payable was $63,100 in 2014 and $42,000 in 2015.

Overall, our decrease in cash in 2015 was primarily due to our net loss from operations, lower capital expenditures and convertible debt financing in 2015 that provided some working capital to offset our operating losses.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $246,500 and $263,600 had been reserved as of December 31, 2015 and 2014, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2015 and 2014, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of December 31, 2015 and 2014.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted, and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating this guidance.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Joseph John Combs III, Esq., 58, CEO, Chairman, President and Secretary. Mr. Combs, a SEER Founder, is currently Chairman of the Board of Directors, and CEO. He also serves as General Counsel. Mr. Combs has been Vice President of REGS since 2004, was the founder and President of Tactical Cleaning in 2005, and remains its President. Before joining the Company he owned and operated the law firm of Combs & Associates from 1989 to 2003. Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O’hara & Samuelian, in Los Angeles from 1983 to 1987. His experience in private practice has included corporate maintenance, international finance, and business litigation. Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and was a Director and Officer of Armada Water Assets, Inc until his resignation in September 2014. For the past five years Mr. Combs has not served as a director of a public company, other than SEER. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983. Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney. Effective January 1, 2013 Mr. Combs receives an annual salary of $165,000 and participation in an incentive compensation program.

Michael Readey, 56, Executive Vice President. Dr. Readey became Executive Vice President in January 2014 and became President of MV Technologies and SEER Environmental Materials effective December 1, 2015. Dr. Readey brings to SEER more than 28 years of experience in technology development, product engineering, business development and management in both Fortune 500 and entrepreneurial settings. Dr. Readey spent 13 years with Caterpillar, Inc., where he led several major corporate initiatives, including launch of the company’s emission control business, management of long-term product strategy to meet increasingly stringent EPA regulations, and development of advanced materials and processes for the company’s operating units. More recently Dr. Readey served as President and CEO of AeriNOx Inc., a supplier of emission control systems. He holds a Ph.D. in Materials Science and Engineering from Case Western Reserve University, BS and MS degrees in Ceramic Engineering from Ohio State University, and Business Management Certificates from Bradley and Northwestern Universities. Effective January 20, 2014 Dr. Readey received an annual salary of $135,000 and participation in an incentive compensation program. Effective December 1, 2015 Dr. Readey’s annual compensation increased to $160,000.

Christopher H. Dieterich, 68, Director and former Secretary. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 33 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

Monty Lamirato, 60, Chief Financial Officer. Mr. Lamirato has been our Chief Financial Officer since joining the Company as a consultant on March 1, 2013. Prior to joining the Company, Mr. Lamirato has been a consulting Chief Financial Officer from April 2009 and served as Chief Financial Officer of ARC Group Worldwide, Inc., a provider of wireless network components, from August 2001 to March 2009, as the VP Finance for GS2.Net, Inc, an application service provider, from November 2000 to May 2001, and from June 1999 to October 2000 he served as VP Finance for an e-commerce retailer. Mr. Lamirato has been a certified public accountant in the State of Colorado since 1978. His current annual compensation as a consultant is approximately $153,000.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2015 and 2014.

Name and Title	Fiscal Year	Base Salary (2)	Bonus (2)	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation

J. John Combs III	2015	$165,000	—	—	—	—	—	—	$165,000
CEO, President, Secretary	2014	$165,000	$75,000	—	—	—	—	—	$240,000

Monty R. Lamirato (1)	2015	$153,000	—	—	—	—	—	—	$153,000
CFO	2014	$124,700	$10,000	—	—	—	—	—	$134,700

Chris Dieterich	2015	—	—	—	—	—	—	—	—
Director	2014	—	—	—	—	—	—	—	—

Michael Readey	2015	$137,000	—	—	—	—	—	—	$137,000
Executive Vice President	2014	$127,500	$15,000		$310,600	—	—	—	$453,100

FortunatoVillamagna	2015	$165,000	—	—	—	—	—	—	$165,000
President, Paragon Waste Systems, LLC	2014	$150,000	$10,000	—	—	—	—	—	$160,000

Mike Cardillo	2015	$140,000	—	—	—	—	—	—	$140,000
President, REGS LLC	2014	$140,000	$75,000	—	—	—	—	—	$215,000

(1)	Paid as an outside consultant
(2)	Represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years
(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2014, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 13 to our audited financial statements included in as Exhibit 99 to this Report on Form 10-K . The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

Employment Agreements

There are no written employment agreements or contracts with any named executives except as noted below

Effective as of January 20, 2014, we entered into an employment agreement with Michael Readey in connection with his services as Executive Vice President. Dr. Readey’s employment agreement is for a term of one year but shall automatically renew for succeeding terms of one year unless written notice is given by either party 30 days prior to the expiration of any term. Pursuant to the terms of his employment agreement dated January 20, 2014, Dr. Readey would receive an annual base salary of $135,000. In addition, Dr. Readey will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company. Effective December 1, 2015 Dr. Ready’s annual compensation was increased to $160,000 and includes a bonus of up to $100,000 if certain financial performance criteria are met.

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

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Awards
J. John Combs III, CEO, President, Secretary	—	—	—	—	—
Michael Readey, Executive VP	1/20/2014	—	600,000	$1.00	$310,600
Monty Lamirato, CFO	10/1/2013	—	200,000	$.72	$46,600
Chris Dieterich, Director	—	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—	—
Mike Cardillo, President REGS	—	—	—	—	—

No options were exercised by the executive officers during the years ended December 31, 2015 and 2014.

On November 6, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and directed that it be presented to the shareholders for their adoption and approval. The 2013 Plan was not approved by the shareholders of the Company and on December 1, 2014 The Board of Directors terminated the Plan. No shares were ever issued pursuant to the 2013 Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(c)	Option Expiration Date
J. John Combs III, CEO, President, Secretary	—		—		—	—
Michael Readey, Executive VP	433,336	(a)	166,664	(a)	$1.00	12/31/2019
Monty Lamirato, CFO	150,000	(b)	50,000	(b)	$.72	7/1/2019
Chris Dieterich, Director	—		—		—	—
Fortunato Villamagna, President PWS	—		—		—	—
Mike Cardillo, President REGS	—		—		—	—

(a)	600,000 options were issued on January 20, 2014 of which 100,000 options vest as of January 20, 2014 and the balance of the 500,000 options vest in a series of 12 successive equal quarterly installments of 41,666 commenting March 31, 2014 and ending December 31, 2016, subject to the option holders continuous service as of each such date.
(b)	200,000 options issued October 1, 2013 of which 16,667 shares vest as of October 1, 2013 and the balance of the 183,333 options vest in a series of 11 successive equal quarterly installments commenting January 1, 2014 and ending July 1, 2016, subject to the option holders continuous service as of each such date.
(c)	Represents weighted average exercise price.

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

The following table sets forth information regarding the beneficial ownership of Strategic Environmental & Energy Resources’ common stock as of December 31, 2015, by (i) each person known to beneficially own more than 5% of the common stock of the Company, (ii) each of the Company’s executive officers, (iii) each member of the Board of Directors of the Company and (iv) all of the executive officers and Board members as a group. As of December 31, 2015, 52,375,079 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned (1)		Percentage of Class
Joseph John Combs III CEO, President, Chairman, Secretary 751 Pine Ridge Road Golden, CO 80403	5,106,315	(2)	9.75%

Michael Cardillo President, REGS 7801 Brighton Road, Commerce City, CO 80022	4,325,316	(3)	8.26%

Michael Readey Executive Vice President 751 Pine Ridge Road Golden, CO 80403	433,328	(4)	*

Monty R. Lamirato Chief Financial Officer 751 Pine Ridge Road Golden, CO 80403	149,999	(5)	*

Chris Dieterich Director and former Secretary 751 Pine Ridge Road Golden, CO 80403	—		—

Fortunato Villamagna President, PWS 751 Pine Ridge Road Golden, CO 80403	1,995,000	(6)	3.81%

LPD Investments Ltd. 25025 145 North, Suite 410, The Woodlands, TX 77380	5,240,832	(8)	9.99%

Clyde Berg 10050 Bandley Drive Cupertino, CA 95014-2102	5,240,000	(7)	9.76%

All Officers and Directors as a Group (6 persons)	12,009,958		22.7%

* Less than one percent.

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 5,106,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 4,225,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of options to purchase 433,328 shares of common stock which are currently exercisable or exercisable within 60 days.
(5)	Consists of options to purchase 149,999 shares of common stock which are currently exercisable or exercisable within 60 days.
(6)	Consists of 1,995,000 shares owned by Black Stone Management Services, Inc. LLC, owned 25 % by Mr. Villamagna and 75% by 3 children of Mr. Fortunato from which Mr. Fortunato has beneficial ownership.
(7)	Consists of 2,850,000 shares owned by Mr. Berg and warrants to purchase 1,330,000 shares of common stock, which are currently exercisable, 560,000 shares owned by Clyde J Berg 2011 CRT and 500,000 shares owned by Clyde J Berg CRT for which Mr. Berg has beneficial ownership.
(8)	According to Form 13G filed on August 29, 2014 and warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisbale.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

For the year ended December 31, 2014 we had revenues of $442,700 from a customer, Harley Dome, in which our CEO/President was a member of the Board of Directors of Armada Water Assets, Inc, the parent company of Harley Dome until his resignation in September 2014. Black Stone Management Services, LLC, in which Fortunato Villamagna is Chairman and a managing member, is a minority shareholder of Armada Water Assets, Inc. There were no sales to Harley Dome in 2015.

In 2010, the Company and Black Stone Management Services, LLC ("Black Stone") formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. Fortunato Villamagna, who serves as President of our subsidiary PWS, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to two individuals, Mr. J. John Combs III, a shareholder and CEO/President of the Company and Mr. Michael Cardillo, a shareholder of the Company and President of a REGS. There was no value to the units at the time of the allocation. In 2013, Black Stone sold 10% of its membership units to a third party receiving 875,000 shares of common stock of the Company and other equity interests. As of December 31, 2015 and 2014 the Company owns 54% of the membership units, Black Stone owns 26% of the membership units, a third party owns 10% of the membership units and two related party individuals, noted above, each own 5% each of the membership units.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of that Agreement and will continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $108,000 for the year ended December 31, 2015 and $69,000 revenue for the year ended December 31, 2014, as such, royalties of $5,400 and $3,500 were due for 2015 and 2014, respectively.

In August 2014, the Company entered into a second Exchange and Acquisition Agreement (“New Technologies Agreement”) with Black Stone for the acquisition of additional intellectual property (“IP”) from Black Stone in exchange for 1,000,000 shares of common stock valued at $1,050,000. Subsequent to December 31, 2014 the Company and Black Stone executed a rescission agreement of the New Technologies Agreement noted above that was effective December 31, 2014. The shares issued by the Company in accordance with the agreement will be returned and all acquired IP returned to Black Stone.

In September 2014, the Company entered into an Equity Purchase Agreement ("Equity Agreement") with a third party ("Seller") whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015, the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) is greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement (December 31, 2015), the transaction may be rescinded by either Party. As of December 31, 2015 an independent appraisal was not performed and the parties, including Sterall, are continuing to negotiate an agreement.

In December 2014, PWS, Sterall, Inc and Sterall LLC entered into a Successor-In-Interest Agreement. The Successor-In-Interest Agreement states that Sterall Inc and Sterall LLC are in the process of consolidating their business under Sterall LLC and all agreements between PWS and Sterall Inc shall be binding in all regards on Sterall LLC.

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2015 and 2014 are as follows:

	2015	2014
Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO, Mr. Combs, by a third party in 2010; due on June 1, 2016	$5,000	$37,000

Accrued interest	26,800	36,800
	$31,800	$73,800

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

Board Meetings and committees; annual meeting attendance

There was one board meeting held in 2015, which was attended by two directors. There was one board meeting held in 2014, which was attended by the two directors.

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

Promoters and Certain Control Persons

None

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2015 and 2014

	2015 Fees	2014 Fees
Audit Fees	$150,000	$139,000
Audit-Related Fees	—	—
Tax Fees	31,600	23,200
Total Fees	$181,600	$162,200

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2015 and 2014 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2014.

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

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

a) Financial Statements

The following financial statements are included as Exhibit 99.1 and are hereby incorporated by reference:

Audited Financial Statements

(b) Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Financial Statements
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2016	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	April 14, 2016
J.John Combs III

/s/ Christopher Dieterich	Director	April 14, 2016
Christopher Dieterich.

