Form 10-Q
period 2016-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2016-05-13
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016 the Registrant had 53,200,079 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	Unaudited	*
ASSETS
Current assets:
Cash	$662,800	$257,100
Accounts receivable, net of allowance for doubtful accounts of $246,500 and $246,500, respectively	1,679,600	1,298,900
Costs and estimated earnings in excess billings on uncompleted contracts	92,600	204,000
Prepaid expenses and other current assets	640,000	534,000
Total current assets	3,075,000	2,294,000

Property and equipment, net	4,270,000	4,331,300
Intangible assets, net	784,100	786,600
Other assets	63,200	37,500
TOTAL ASSETS	$8,192,300	$7,449,400

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459,800	$1,382,200
Accrued liabilities	968,100	889,500
Billings in excess of costs and estimated earnings on uncompleted contracts	614,800	587,900
Deferred revenue	145,600	133,900
Payroll taxes payable	976,200	970,500
Customer deposits	330,000	330,000
Current portion of notes payable and capital lease obligations	856,100	660,100
Notes payable - related parties, including accrued interest	11,800	31,800
Total current liabilities	5,362,400	4,985,900

Deferred revenue, non-current	320,900	337,200
Notes payable and capital lease obligations, net of current portion	1,120,700	1,161,400
Total liabilities	6,804,000	6,484,500

Commitments and contingencies

Stockholders’ Equity):
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 53,125,079 and 52,375,079 shares issued and outstanding 2016 and 2015, respectively	53,100	52,400
Common stock subscribed	25,000	50,000
Additional paid-in capital	18,091,800	17,690,900
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(15,257,700)	(15,387,100)
Total stockholders’ equity	2,887,200	2,381,200
Non-controlling interest	(1,498,900)	(1,416,300)
Total equity	1,388,300	964,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,192,300	$7,449,400

*These numbers were derived from the audited financial statements for the year ended December 31, 2015. See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Products	$572,800	$889,000
Services	2,860,100	2,576,700
Solid waste	71,600	28,000
Total revenue	3,504,500	3,493,700

Operating expenses:
Products costs	368,100	665,800
Services costs	1,690,300	1,866,400
Solid waste costs	103,900	128,300
General and administrative expenses	570,000	767,600
Salaries and related expenses	690,700	625,500
Total operating expenses	3,423,000	4,053,600

Income (loss) from operations	81,500	(559,900)

Other income (expense):
Interest expense	(47,700)	(17,400)
Other	13,000	—
Total non-operating expense, net	(34,700)	(17,400)

Net income (loss)	46,800	(577,300)
Less: Net loss attributable to non-controlling interest	(82,600)	(121,400)

Net income (loss) attributable to SEER common stockholders	$129,400	$(455,900)

Net loss per share, basic and diluted	*	$(.01)

Weighted average shares outstanding – basic and diluted	52,593,211	52,187,776

●	Less than $(.01) per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2016	2015
Net income (loss)	$46,800	$(577,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	(17,100)
Depreciation and amortization	194,300	146,600
Stock-based compensation expense	29,600	98,000
Non-cash expense for interest, warrants – accretion of debt discount	1,200	—
Gain on disposition of assets	(12,800)	—

Changes in operating assets and liabilities:
Accounts receivable	(380,700)	921,700
Costs in Excess of billings on uncompleted contracts	111,400	(182,100)
Prepaid expenses and other assets	146,900	59,000
Accounts payable and accrued liabilities	156,200	(367,200)
Billings in excess of revenue on uncompleted contracts	26,900	135,000
Deferred revenue	(4,600)	465,400
Payroll taxes payable	5,700	5,700
Net cash provided by operating activities	320,900	687,700
Cash flows from investing activities:
Insurance proceeds from property damage	39,300	—
Purchase of property and equipment	(136,700)	(169,800)
Purchase of intangibles	(20,300)	(17,300)
Net cash used in investing activities	(117,700)	(187,100)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(124,500)	(121,900)
Payments of related party notes payable and accrued interest	(20,000)	(12,000)
Proceeds from exercise of warrants	25,000	—
Proceeds from warrant extensions	22,000	—
Proceeds from the sale of common stock and warrants, net of expenses	300,000	—
Net cash provided by (used in) financing activities	202,500	(133,900)
Net increase in cash	405,700	366,700
Cash at the beginning of period	257,100	443,000
Cash at the end of period	$662,800	$809,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,400	$54,100
Conversion of debt and accrued interest to equity	—	$257,400
Financing of prepaid insurance premiums	$278,600	$273,900
Capital lease additions	—	$214,400

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has four wholly-owned operating subsidiaries and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The four wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities; 2) Tactical Cleaning Company, LLC (“Tactical”), provides proprietary cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas; 3) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas and odor control systems primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 4) SEER Environmental Materials, LLC,(“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended March 31, 2016 and 2015.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly-owned subsidiaries, REGS, TCC, MV and SEM and its majority-owned subsidiaries PWS and Reach, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $15.3 million as of March 31, 2016, and $15.4 million as of December 31, 2015. For the three months ended March 31, 2016 we had net income before adjustment for losses attributable to non-controlling interest of approximately $46,800 and for the years ended December 31, 2015, and 2014, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $3.4 million and $726,000, respectively. The Company had a working capital deficit of approximately $2.3 million at March 31, 2016, a decrease of approximately $400,000 in the working capital deficit of $2.7 million at December 31, 2015. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually, but, as discussed below, the Company has already implemented remedial measures to offset some of this loss in revenue. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Going Concern, continued

Realization of a major portion of our assets as of March 31, 2016 and December 31, 2015, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company has opened an additional rail car cleaning facility in the Midwest (Illinois) and operations have commenced and revenue is being generated. This facility is projected to offset some of the lost service revenue previously derived from the oil refinery sector. Additionally, the Company was recently awarded approval for construction of flaring equipment at its Kansas rail facility. Revenue is expected to commence in the second quarter of 2016 and this new service offering is also projected to offset some of the lost service revenue previously derived from the oil refinery sector. For the quarter ended March 31, 2016 we raised $325,000 from the sale of common stock and exercise of warrants and another $22,000 from the extension of warrants. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either though our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution.. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 14, 2016 for the years ended December 31, 2015 and 2014.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $48,500 and $72,000 for the three months ended March 31, 2016 and 2015, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2016 and 2015 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2016 and December 31, 2015. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, unless it choose to early adopt in 2017. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements Not Yet Adopted, continued

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance was effective January 1, 2016 and is not expected to have a material effect on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The guidance was effective January 1, 2016 and is not expected to have a material effect on the consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance was effective January 1, 2016 and is not expected to have a material effect on the consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2016	December 31, 2015
Field and shop equipment	$2,098,900	$1,995,400
Vehicles	943,900	943,900
Waste destruction equipment, placed in service	1,280,400	1,276,600
Waste destruction equipment, not placed in service	1,521,100	1,521,100
Furniture and office equipment	322,800	321,400
Leasehold improvements	65,400	65,400
Building and improvements	18,600	18,600
Land	162,900	162,900
	6,414,000	6,305,300
Less: accumulated depreciation and amortization	(2,144,000)	(1,974,000)
Property and equipment, net	$4,270,000	$4,331,300

Depreciation expense for the three months ended March 31, 2016 and 2015 was $171,500 and $126,600, respectively. For the three months ended March 31, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $147,300 and $24,200 respectively. For the three months ended March 31, 2015 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $106,900 and $19,700, respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $206,300 and $24,500 for the three months ended March 31, 2016 and 2015, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT, continued

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31, 2016	December 31 2015
Vehicles, field and shop equipment	$462,700	$462,700
Less: accumulated amortization	(151,700)	(127,800)
	$311,000	$334,900

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,047,400	(541,100)	506,300
Trade name	54,600	(54,600)	—
	$1,422,300	$(638,200)	$784,100

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,027,100	(518,300)	508,800
Trade name	54,600	(54,600)	—
	$1,402,000	$(615,400)	$786,600

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $22,800 and $20,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2016	December 31, 2015

Accrued compensation and related taxes	$669,800	$579,800
Accrued interest	84,900	58,800
Other	213,400	250,900
Total Accrued Liabilities	$968,100	$889,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31, 2016	December 31, 2015

Revenue Recognized	$1,977,200	$1,814,300
Less: Billings to date	(1,884,600)	(1,610,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	$92,600	$204,000

Billings to date	$1,045,800	$2,273,400
Revenue recognized	(431,000)	(1,685,500)
Billings in excess of costs and estimated earnings on uncompleted contracts	$614,800	$587,900

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. At March 31, 2016 and December 31, 2015 the Company owned 54% of the membership units, Black Stone owned 26% of the membership units, an outside third party 10% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

In August, 2011, we acquired certain intellectual property in regards to waste destruction technology (the “IP”) from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. We estimated the useful life of the IP at ten years, which was consistent with the useful life of other technology included in our intangible assets, and management’s initial assessment of the potential marketability of the IP.

In April 2016, the Company received Notice of Allowance of its application for a continuation patent. This patent continuation patent application incorporates all original and prior claims and will provide expanded and additional protection of the underlying and core waste destruction technology.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $33,500 for the three months ended March 31, 2016 and $118,200 for the year ended December 31, 2015, as such, royalties of $1,700 and $9,400 were due at March 31, 2016 and December 31, 2015, respectively.

Since its inception through March 31, 2016, we have provided approximately $5.3 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

Licensing Agreements

In September 2013, PWS entered into an Exclusive Use License and Joint Operations Agreement (“License Agreement”) with Sterall Inc. (“Sterall”). The License Agreement granted Sterall the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial five year term in the State of Florida and renewable for two additional five year terms, for the treatment and/or destruction of any and all regulated medical waste from any sources. The agreement required Sterall to pay a $300,000 License Initiation Fee and in order for Sterall to maintain its exclusive license for the State of Florida, a total of $200,000 was to be paid to PWS by May 23, 2014, regardless of net operating profits of Sterall (“NOP”). During the initial 5-year term, a minimum of $500,000 of total royalty payments to PWS must be made either from NOP or otherwise (in addition to the $300,000 Initial Fee, set forth below), in order for the second-phase five-year term to be exclusive. During the second-phase five-year term, a minimum of $750,000 of royalty must be paid, out of NOP or otherwise, in order for the third phase five-year term to be exclusive. PWS will receive a one-time license initiation fee of $300,000 payable from NOP of Sterall as a priority payment before any other distributions or payouts. Sterall can take delivery of additional CoronaLux™ waste destruction units upon payment of a placement fee per unit of either $168,000 or $207,000 depending upon the size of the unit. The unit placement fees do not include freight, start-up and commissioning costs, which shall be borne by the facility. PWS, at its sole discretion will select the installation, startup and commissioning teams. Sterall has not generated any NOP and has not paid any licensing fees to PWS as required by the License Agreement, including the minimum payments required under the agreement. Black Stone is a minority shareholder of Sterall.

For the year ended December 31, 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit has been delivered, and five units are pending delivery at March 31, 2016. Sterall paid a non-refundable placement fee of $236,300 for the unit delivered in 2014 and has paid a deposit of $330,000 for the five units ordered.

On February 22, 2014, SEER and PWS entered into an Agreement with Daniel McAteer & Associates (“DMA”) to develop, permit and exploit the PWS waste destruction technology in Ireland and United Kingdom (“Limited Territory”). The Agreement called for the formation of a Joint Venture to be owned 50% by SEER and 50% by DMA. In accordance with the agreement, DMA was to pay a one-time license fee of $350,000 for an exclusive license for the limited purpose of medical waste destruction in the Limited Territory. On June 10, 2014 Paragon Waste (UK) Ltd (“Paragon UK”, “UK Joint Venture”), was formed in accordance with the laws of Northern Ireland. A total of 300,100 shares were issued upon formation, 100 Ordinary A voting shares were issued, of which PWS received 50 Ordinary A shares and 300,000 Ordinary B non-voting shares were issued. In 2015, the Agreement with DMA was amended to where Paragon UK purchased the CoronaLux™ unit from PWS for $350,000. Operations to date of the Paragon UK Joint Venture have been limited to formation, the delivery of a CoronaLux™ unit with a third party in the United Kingdom and application and permitting efforts with regulatory entities.

On March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC (“eCycling”). The License Agreement grants to eCycling the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of five years and requires a payment of $176,875 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. As of March 31, 2016, eCycling is still in the process of permitting the unit, and therefore, has not yet generated any NOP. As a result of eCycling not generating any NOP, their licensing contract was amended to provide for an additional $176,875 to be paid as licensing fees, of which $67,000 has been paid as of March 31, 2016.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

On November 17, 2014, PWS entered into an Exclusive Licensing and Equipment Lease Agreement, for a limited license territory, with Medical Waste Services, LLC (“MWS”). The License Agreement grants to MWS the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of seven years and requires a payment of $225,000 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. MWS has received approval from the California Department of Public Health and a restricted permit from the South Coast Air Quality Management District (“SCAQMD”) to operate the CoronaLux™ unit licensed by MWS at its facility in Southern California. Operations to date have included the destruction of medical waste under this temporary operating permit issued by SCAQMD since May 2015. All required testing directed by SCAQMD has been successfully completed in 2016 and all required filings have been made to obtain a full operating permit from SCAQMD. The final issuance is pending.

In February 2015, PWS entered into a License Agreement with Particle Science Tech of Environmental Protection, Inc (“Particle”) a US subsidiary of Xinhua Energy Environmental Technology Co., Ltd (“Xinhua”), a large multi-national environmental company based in China. The agreement provides for the exclusive rights to distribute PWS’s patented technology in China, Hong Kong, Macau and the Taiwan territories (“Territory”). The grant was for both the medical waste, as well as the refinery vertical markets within the Territory. The Agreement calls for, among other things, the formation of a U.S. joint venture company, (“P&P Company”), to be owned 50/50 by PWS and Particle) and an obligation by Xinhua to fund all necessary and reasonable capital requirements to permit and roll out the PWS technology in the Territory as well as staff and manage the JV Entity’s operations. In 2015, PWS sold a CoronaLux™ unit to Xinhua for $430,500.

Upon the occurrence of certain events and timely performance by Xinhua, a second placement fee of $350,000 is required to be paid and, upon that second payment, it will then be granted exclusive manufacturing rights to produce the units to be deployed in the Territory.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015 and are recognized as revenue ratably over the term of the contract.

NOTE 8 - PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

In or around 2010, REGS retained Washington D.C.-based legal counsel specializing in resolving federal tax matters. REGS has been represented by this firm throughout all phases of this tax matter and related proceedings. In September 2011, REGS received approval from the Internal Revenue Service (“IRS”) to begin paying the outstanding federal payroll tax liability plus the related incurred interest and penalties totaling approximately $971,000 in installments (the “Installment Plan”). Under the Installment Plan, REGS was required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability was paid in full. Through the duration of the Installment Plan, the IRS continues to charge penalties and interest at statutory rates. If the conditions of the Installment Plan were not met, the IRS could cancel the installment plan and could demand the outstanding liability to be repaid through traditional enforcement proceedings available to the IRS. Additionally, the IRS has filed a notice of federal tax lien against certain of REGS assets in order to secure the obligation. The IRS is to release this lien if and when we pay the full amount due.

Two of the officers of REGS also have personal liability exposure for a portion of the taxes if REGS does not pay them.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - PAYROLL TAXES PAYABLE, continued

In May 2013, REGS filed an Offer in Compromise (“OIC”) with the IRS. While the OIC was under review by the IRS, the requirement to pay $25,000 a month under the Installment Plan was suspended. REGS was informed by its legal counsel that the IRS had accepted REGS’ OIC. However by a letter dated March 27, 2014, REGS was notified that the OIC had been rejected. REGS then appealed that rejections decision. However that appeal has been denied. As a result, the Installment Plan is terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The IRS has not taken any current action against REGS and REGS continues to be represented by its legal counsel.

As of March 31, 2016 and December 31, 2015, the outstanding balance due to the IRS was $976,200, and $970,500, respectively.

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

Debt as of March 31, 2016 and December 31, 2015, was comprised of the following:

	2016	2015
June 2011 Note - In Default	$68,000	$68,000

Convertible note payable, interest at 8% per annum, $400,000 principal payment due December 31, 2016, remaining unpaid principal and interest due August 20, 2018, convertible into common stock at the option of the lenders at a rate of $1.10 per share	1,250,000	1,250,000
Debt discount (see Note 13)	(15,400)	(16,600)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 24 monthly installments of principal and interest $4,523, due October 1, 2017. Secured by certain assets of SEM and guaranteed by SEER and MV	80,500	92,300

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV	209,500	218,900

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $28,417, due November 1, 2016	196,100	—

Capital lease obligations, secured by certain assets, maturing through March 2019	188,100	208,900
Total notes payable and capital lease obligations	1,976,800	1,821,500
Less: current portion	(856,100)	(660,100)
Notes payable and capital lease obligations, long-term, including debt discount	$1,120,700	$1,161,400

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
Unsecured note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; due June 1, 2016	$—	$5,000

Accrued interest	11,800	26,800
	$11,800	$31,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $33,500 for the three months ended March 31, 2016 and $118,200 for the year ended December 31, 2015, as such, royalties of $1,700 and $9,400 were due at March 31, 2016 and December 31, 2015, respectively.

In August 2014, the Company entered into a second Exchange and Acquisition Agreement (“New Technologies Agreement”) with Black Stone for the acquisition of additional intellectual property (“IP”) from Black Stone in exchange for 1,000,000 shares of common stock valued at $1,050,000. In 2015 the Company and Black Stone executed a rescission agreement of the New Technologies Agreement noted above that was effective December 31, 2014. The shares issued by the Company in accordance with the agreement were returned and all acquired IP returned to Black Stone.

In September 2014, the Company entered into an Equity Purchase Agreement (“Equity Agreement”) with a third party (“Seller”) whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership interest units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015 the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) are greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement, the transaction covered by this Agreement (the “Contemplated Transaction”) may be rescinded by either Party in writing. Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares are considered contingently issuable shares and as such the 1,200,000 share not considered issued and outstanding at March 31, 2016 and December 31, 2015. The 15% ownership interest in Sterall is also considered contingently held until the conclusion of this transaction. As of March 31, 2016 and December 31, 2015 an independent appraisal was not performed and the parties are continuing to negotiate an agreement.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – EQUITY TRANSACTIONS

2016

During the three months ended March 31, 2016, the Company sold 600,000 shares of $.001 par value common stock at $.50 per share in a private placement, receiving proceeds of $300,000.

During the three months ended March 31, 2016, the Company issued 50,000 shares of its $.001 par value common stock upon exercise of common stock warrants receiving proceeds of $25,000.

2015

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to one customer for the three months ended March 31, 2016 and 2015 that represented approximately 55% and 48%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services.

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

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2016	2015
Warrants	9,314,400	8,681,750
Options	1,055,000	2,077,400
Convertible notes payable	1,136,400	—
Contingently issuable shares, Sterall LLC	1,200,000	1,200,000
	12,705,800	11,959,150

NOTE 14 - ENVIRONMENTAL MATTERS AND REGULATION

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund Act”, the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act (“TSCA”).

Pursuant to the EPA’s authorization of the RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Our facilities are also subject to local siting, zoning and land use restrictions. We believe we are in substantial compliance with all federal, state and local laws regulating our business.

NOTE 15 – CONTINGENCIES

In April 2016 we were notified that our significant customer, as noted in Note 12, was performing an audit of billings for the period June 1, 2015 to March 31, 2016 related to charges for equipment in accordance with the contract that commenced June 1, 2015. We have been asked to provide information to support equipment billings in accordance with the contract. The audit by our significant customer is ongoing and is not complete and the impact, if any, on our financial statement cannot be determined at this time.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified four segments as follows:

REGS	Industrial Cleaning
Tactical	Rail Car Cleaning
MV and SEM	Environmental Solutions
PWS	Solid Waste

Reach has had minimal operations through March 31, 2016.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2016 and 2015 is as follows:

2016	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$1,984,900	$875,200	$572,800	$71,600	$—	$3,504,500
Depreciation and amortization (1)	87,700	10,800	40,100	33,300	22,400	194,300
Interest expense	8,000	2,400	6,500	400	30,400	47,700
Stock-based compensation	—	—	—	—	29,600	29,600
Net income (loss)	583,000	186,600	(97,200)	(168,700)	(456,900)	46,800
Capital expenditures (cash and noncash)	110,700	13,200	9,000	3,800	—	136,700
Total assets	$2,187,000	$746,500	$1,717,400	$2,967,100	$574,300	$8,192,300

2015	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$1,863,600	$713,100	$889,000	$28,000	$—	$3,493,700
Depreciation and amortization (1)	65,700	6,400	30,300	25,500	18,700	146,600
Interest expense	10,200	3,500	300	—	3,400	17,400
Stock-based compensation	—	—	—	—	98,100	98,100
Net income (loss)	312,800	81,800	(30,000)	(262,900)	(679,000)	(577,300)
Capital expenditures (cash and noncash)	281,500	4,300	1,900	16,700	79,800	384,200
Total assets	$2,170,500	$764,900	$1,560,900	$3,580,100	$1,034,700	$9,111,100

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after March 31, 2016 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on April 14, 2016. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV designs and sells patented and/or proprietary, dry scrubber solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations. These system solutions are marketed under the product names H2SPlus™ and OdorFilter™. The markets for these products include land fill operations, agricultural and food product processors, wastewater treatment facilities, and petroleum product refiners. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable natural gas (“RNG”), for a number of applications, such as transportation fuel and natural gas pipeline injection.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of March 31, 2016

SEER Environmental Materials, LLC (“SEM”) formed September 2015. SEM is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

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

SEER’s Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $15.3 million $15.4 million as of March 31, 2016 and December 31, 2015. For the quarter ended March 31, 2016 we had net income before non-controlling interest of $46,800. As of March 31, 2016 and December 31, 2015 our current liabilities exceed our current assets by approximately $2.3 million and $2.7 million, respectively. Our total assets exceed total liabilities at March 31, 2016 by approximately $1.4 million and at December 31, 2015 our total assets exceeded our total liabilities by $1 million. The primary reason for the decrease in negative working capital from 2015 to 2016 is due to the net income incurred in 2016 as noted above and the Company raised $325,000 through the sale of common stock and exercise of common stock warrants in Q1 2016. In Q1 2016, REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually. The Company is in the process of opening an additional rail car cleaning facility in the Midwest (Illinois) to offset some of the lost service revenue previously derived from the refinery sector. The new rail car facility in Illinois commenced operations in April 2016.

Realization of a major portion of our assets as of March 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Total revenues were approximately $3.5 million for both the three months ended March 31, 2016 and 2015. While revenues were flat comparing Q1 2016 to Q1 2015, the reduction in environmental solutions revenue of nearly $317,000, or 36%, comparing Q1 2016 to Q1 2015, was offset by an increase in services revenue of $284,000 or 11%. The reduction in the environmental solutions revenue is due to lower long term contract revenue. Our railcar cleaning service revenues increased approximately $162,000, or 23%. The increase in the number of railcars serviced is a result of the downturn in the oil and gas market, and the railcar industry transitions to transporting other liquid products thus increasing service opportunities. Industrial cleaning services saw an increase in revenues of approximately $121,000, or 6%, comparing Q1 2016 to Q1 2015. In Q1 2016, industrial cleaning services included chemical cleaning services, a relatively new industry for us. We generated licensing and placement fees of $33,500 in Q1 2016 compared to $28,000 in Q1 2015 from our solid waste disposal segment as a result of the delivery of three CoronaLux™ units in 2014. In addition, in Q1 2016 our solid waste disposal segment also generated $38,100 in revenue, representing billings to the PWS-MWS joint ventures. The solid waste disposal segment receives non-refundable licensing fees which are being recognized as revenue ratably over the initial term of the agreements of between 5-7years.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $3.4 million for the quarter ended March 31, 2016 compared to $4.1 million for the quarter ended March 31, 2015. The decrease in operating costs of approximately $615,000 is primarily the result of a 1) a 36% decrease in environmental solutions revenue resulting in a corresponding decrease in environmental solutions costs, 2) a decrease in industrial and railcar cleaning services costs despite the 10% increase in service revenues. Service costs as a percentage of service revenues were 59% for the quarter ended March 31, 2016 and 72% for the quarter ended March 31, 2015. The decrease in service costs is the result of higher manpower and equipment usage efficiency. In Q1 2016 the services segment was able to fully utilize our manpower to where they were fully chargeable and based on the type of work we were able to utilize and bill our own equipment and rent less third party equipment. Product costs as a percentage of product revenues were 64% for the quarter ended March 31, 2016 and 75% for the quarter ended March 31, 2015. The increase in margin costs for the product sales is due to lower costs of chemical absorbents. G&A expenses decreased $197,600 from $767,600 for the quarter ended March 31, 2015, to approximately $570,000 for the quarter ended March 31, 2016. The primary reasons for the decrease in G&A expense are 1) a reduction in stock based compensation of $68,200, 2) a reduction in travel expenses of $22,500, 3) a reduction in marketing of $30,500, 4) a reduction of professional fees of $47,000 and 5) a reduction of direct R&D expenses of $17,700 and 6) a reduction in office expense of $11,700. Salaries and related expenses were $690,700 for the quarter ended March 31, 2016 compared to $625,500 for the quarter ended March 31, 2015 and increase of $65,200. The increase is attributable to an increase in staffing at the industrial services segment and commissions earned on new services provided in Q1 2016 by the industrial services segment.

Total non-operating other income (expense), net was $(34,700) for the quarter ended March 31, 2016 compared to $(17,400) for the quarter ended March 31, 2015. For the quarter ended March 31, 2016 non-operating expenses were comprised of interest expense of $(47,700) offset by other income of $13,000. For the quarter ended March 31, 2015 non-operating expenses of $17,400 was comprised only of interest expense. The increase in interest expense in Q1 2016 compared to Q1 2015 was an increase in interest bearing debt, in particular convertible debt of $1,250,000 that was added in August and November 2015.

There is no provision for income taxes for the quarter ended March 31, 2016 due to prior year losses and for the quarter ended March 31, 2015, due to our net loss for the period.

The Company had net income, before non-controlling interest, for the quarter ended March 31, 2016 $46,800 compared to a net loss, before non-controlling interest, of $577,300 for the quarter ended March 31, 2015. Net income attributable to SEER after deducting $82,600 for the non-controlling interest loss was $129,400 for the quarter ended March 31, 2016 compared to net loss attributable to SEER of $455,900, after deducting $121,800 in non-controlling interest loss for the quarter ended March 31, 2015. As noted above, although revenues were relatively flat comparing Q1 2016 to Q1 2015, we achieved better margins primarily on the service revenues due to higher utilization of manpower and owned equipment.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by operating activities for the three months ended March 31, 2016 of $320,900 compared to net cash provided by operating activities for the three months ended March 31, 2015 of $687,700, a decrease of nearly $367,000. Cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on disposition of assets. Non-cash adjustment totaled $212,300 and $227,500 for the three months ended March 31, 2016 and 2015, respectively, so non-cash adjustments had essentially the same impact on net cash provided by operating activities. The primary drivers for net cash provided by operating activities for the three months ended March 31, 2015, despite a net loss of $577,300, was an increase in accounts receivable of $921,700 and an increase in deferred revenue of $465,400 which primarily represents payments from PWS licensees for which revenue has not yet been recognized, offset by a decrease of accounts payable and accrued liabilities of $367,200. For the three months ended March 31, 2016, the net positive change in operating assets and liabilities was only $61,800 compared to the three months ended March 31, 2015 where the net positive change in operating assets and liabilities, as described above, was $1,037,500. The positive change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for Q1 2015 compared to Q1 2016.

Investing activities

The purchase of property, equipment and intangibles were fairly similar in Q1 2016 compared to Q1 2015. In Q1 2016 the additions totaled $157,000 compared to additions in Q1 2015 of $187,100. In Q1 2016 we received insurance proceeds of $39,300 from property damage and there were no such proceeds in Q1 2015.

Financing Activities

Net cash provided by financing activities was $202,500 for the three months ended March 31, 2016 compared to net cash used in financing activities of $(133,900) for three months ended March 31, 2015. The primary difference is that in Q1 2016, we had proceeds for the sale of stock, exercise of warrants and warrant extensions totaling $347,000 and in Q1 2015 there were none.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $246,500 and $246,500 has been reserved as of March 31, 2016 and December 31, 2015, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2016 and December 31, 2015.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, unless it choose to early adopt in 2017. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its financial statements.

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance was effective January 1, 2016 and is not expected to have a material effect on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The guidance was effective January 1, 2016 and is not expected to have a material effect on the consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance was effective January 1, 2016 and is not expected to have a material effect on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2016, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2016 through March 31, 2016 the Company (i) issued 600,000 shares of $.001 par value common stock in connection with the sale of common stock @ $.50 per share.

During the period January 1, 2016 through March 31, 2016 the Company (i) issued 50,000 shares of $.001 par value common stock in connection with the exercise of common stock warrants.

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

Dated: May 13, 2016	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

