Form 10-Q
period 2016-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2016-08-12
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016 the Registrant had 54,525,079 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	Unaudited	*
ASSETS
Current assets:
Cash	$255,100	$257,100
Accounts receivable, net of allowance for doubtful accounts of $311,800 and $246,500, respectively	1,085,500	1,298,900
Costs and estimated earnings in excess billings on uncompleted contracts	89,300	204,000
Prepaid expenses and other current assets	894,100	534,000
Total current assets	2,324,000	2,294,000

Property and equipment, net	4,116,900	4,331,300
Intangible assets, net	771,700	786,600
Asset related to pending settlement (Note 10)	720,000	—
Other assets	51,900	37,500
TOTAL ASSETS	$7,984,500	$7,449,400

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985,200	$1,382,200
Accrued liabilities	925,100	889,500
Billings in excess of costs and estimated earnings on uncompleted contracts	950,800	587,900
Deferred revenue	144,400	133,900
Payroll taxes payable	981,900	970,500
Customer deposits	330,000	330,000
Current portion of notes payable and capital lease obligations	763,800	660,100
Notes payable - related parties, including accrued interest	11,800	31,800
Total current liabilities	5,093,000	4,985,900

Deferred revenue, non-current	304,500	337,200
Notes payable and capital lease obligations, net of current portion	1,083,500	1,161,400
Total liabilities	6,481,000	6,484,500

Commitments and contingencies

Stockholders’ Equity):
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 54,5250,079 and 52,375,079 shares issued and outstanding 2016 and 2015, respectively	54,500	52,400
Common stock subscribed	25,000	50,000
Additional paid-in capital	19,058,300	17,690,900
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(16,053,600)	(15,387,100)
Total stockholders’ equity	3,059,200	2,381,200
Non-controlling interest	(1,555,700)	(1,416,300)
Total equity	1,503,500	964,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,984,500	$7,449,400

*These numbers were derived from the audited financial statements for the year ended December 31, 2015. See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2016	2015	2016	2015
Revenue:
Products	$1,132,600	$941,500	$1,705,400	$1,830,500
Services	1,372,400	1,993,800	4,232,500	4,570,500
Solid waste	56,500	43,900	128,100	71,900
Total revenue	2,561,500	2,979,200	6,066,000	6,472,900

Operating expenses:
Products costs	697,400	588,800	1,065,500	1,254,700
Services costs	1,371,000	1,740,700	3,061,300	3,607,100
Solid waste costs	61,700	167,200	165,600	295,500
General and administrative expenses	480,600	606,900	1,050,600	1,276,200
Salaries and related expenses	681,500	751,900	1,372,200	1,475,500
Total operating expenses	3,292,200	3,855,500	6,715,200	7,909,000

Income (loss) from operations	(730,700)	(876,300)	(649,200)	(1,436,100)

Other income (expense):
Interest expense	(154,600)	(22,000)	(202,300)	(39,500)
Other	16,800	2,900	29,800	2,900
Total non-operating expense, net	(137,800)	(19,100)	(172,500)	(36,600)

Net loss before earnings from equity method joint ventures	(868,500)	(895,400)	(821,700)	(1,472,700)

Income from equity method joint ventures	15,700	—	15,700	—

Net income (loss)	(852,800)	(895,400)	(806,000)	(1,472,700)
Less: Net loss attributable to non-controlling interest	(56,900)	(151,400)	(139,500)	(272,800)
Net income (loss) attributable to SEER common stockholders	$(795,900)	$(744,000)	$(666,500)	$(1,199,900)

Net loss per share, basic and diluted	$(.02)	$(.01)	$(.01)	$(.02)

Weighted average shares outstanding – basic and diluted	54,470,134	52,362,000	54,131,672	52,275,400

●	Less than $(.01) per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2016	2015
Net income (loss)	$(806,000)	$(1,472,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	65,300	(17,200)
Depreciation and amortization	380,100	293,300
Stock-based compensation expense	72,500	148,600
Non-cash expense for interest, warrants – accretion of debt discount	99,500	—
Gain on disposition of assets	(25,600)	—

Changes in operating assets and liabilities:
Accounts receivable	148,200	1,435,500
Costs in Excess of billings on uncompleted contracts	114,700	(124,300)
Prepaid expenses and other assets	(95,900)	176,400
Accounts payable and accrued liabilities	(361,400)	(331,100)
Billings in excess of revenue on uncompleted contracts	362,900	157,900
Deferred revenue	(22,200)	376,500
Payroll taxes payable	11,400	11,400
Net cash (used in) provided by operating activities	(56,500)	654,300
Cash flows from investing activities:
Insurance proceeds from property damage	59,000	—
Purchase of property and equipment	(156,100)	(350,800)
Purchase of intangibles	(28,100)	(26,300)
Net cash used in investing activities	(125,200)	(377,100)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(455,200)	(242,800)
Payments of related party notes payable and accrued interest	(20,000)	(25,500)
Proceeds from short term financing	200,000	—
Proceeds from exercise of warrants	25,000	—
Proceeds from warrant extensions	29,900	—
Proceeds from the sale of common stock and warrants, net of expenses	400,000	—
Net cash provided by (used in) financing activities	179,700	(268,300)
Net increase (decrease) in cash	(2,000)	8,900
Cash at the beginning of period	257,100	443,000
Cash at the end of period	$255,100	$451,900

Supplemental disclosures of cash flow information:
Cash paid for interest	$98,000	$46,600
Conversion of debt and accrued interest to equity	—	$257,400
Financing of prepaid insurance premiums	$278,600	$273,900
Capital lease additions	—	$214,400
Issuance of common stock for other asset	$720,000	—

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the three months and six months ended June 30, 2016 and 2015.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $16.1 million as of June 30, 2016, and $15.4 million as of December 31, 2015. For the six months ended June 30, 2016 we had net loss before adjustment for losses attributable to non-controlling interest of approximately $806,000 and for the years ended December 31, 2015, and 2014, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $3.4 million and $726,000, respectively. The Company had a working capital deficit of approximately $2.8 million at June 30, 2016, a decrease of approximately $100,000 in the working capital deficit of $2.7 million at December 31, 2015. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually, but, as discussed below, the Company has already implemented remedial measures to offset some of this loss in revenue. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Going Concern, continued

Realization of a major portion of our assets as of June 30, 2016 and December 31, 2015, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and operations have commenced and revenue is being generated. This facility is projected to offset some of the lost service revenue previously derived from the oil refinery sector. Additionally, the Company was recently awarded approval for construction of flaring equipment at its Kansas rail facility. Revenue is expected to commence in the third quarter of 2016 and this new service offering is also projected to offset some of the lost service revenue previously derived from the oil refinery sector. For the six months ended June 30, 2016 we raised $425,000 from the sale of common stock and exercise of warrants and another $29,900 from the extension of warrants. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either though our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Basis of Presentation - Unaudited Interim Financial Information

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $51,500 and $125,000 for the three months ended June 30, 2016 and 2015, respectively and $100,000 and $198,700 for the six months ended June 30, 2016 and 2015, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and six months ended June 30, 2016 and 2015 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2016 and December 31, 2015. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance was effective January 1, 2016 and did not have a material effect on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The guidance was effective January 1, 2016 and it did not have a material effect on the consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance was effective January 1, 2016 and did not have a material effect on the consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2016	December 31, 2015
Field and shop equipment	$2,303,300	$2,188,500
Vehicles	689,900	750,800
Waste destruction equipment, placed in service	1,283,600	1,276,600
Waste destruction equipment, not placed in service	1,521,100	1,521,100
Furniture and office equipment	322,800	321,400
Leasehold improvements	65,400	65,400
Building and improvements	21,200	18,600
Land	162,900	162,900
	6,370,200	6,305,300
Less: accumulated depreciation and amortization	(2,253,300)	(1,974,000)
Property and equipment, net	$4,116,900	$4,331,300

Depreciation expense for the three months ended June 30, 2016 and 2015 was $165,500 and $126,600, respectively and for the six months ended June 30, 2016, $337,100 and $253,200, respectively. For the three months ended June 30, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $141,400 and $24,100 respectively. For the six months ended June 30, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $288,800 and $48,300 respectively. For the three months ended June 30, 2015 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $106,900 and $19,600 respectively. For the six months ended June 30, 2015 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $213,900 and $39,300 respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT, continued

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $238,800 and $125,000 as of June 30, 2016 and 2015, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30, 2016	December 31, 2015
Vehicles, field and shop equipment	$462,700	$462,700
Less: accumulated amortization	(175,600)	(127,800)
	$287,100	$334,900

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2016
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,055,200	(561,300)	493,900
Trade name	54,600	(54,600)	—
	$1,430,100	$(658,400)	$771,700

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,027,100	(518,300)	508,800
Trade name	54,600	(54,600)	—
	$1,402,000	$(615,400)	$786,600

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $22,800 and $20,000 for the three months ended June 30, 2016 and 2015, respectively and $43,000 and $40,000 for the six months ended June 30, 2016, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2016	December 31, 2015

Accrued compensation and related taxes	$672,900	$579,800
Accrued interest	55,700	58,800
Other	196,500	250,900
Total Accrued Liabilities	$925,100	$889,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30, 2016	December 31, 2015

Revenue Recognized	$888,800	$1,814,300
Less: Billings to date	(799,500)	(1,610,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	$89,300	$204,000

Billings to date	$1,566,200	$2,273,400
Revenue recognized	(615,400)	(1,685,500)
Billings in excess of costs and estimated earnings on uncompleted contracts	$950,800	$587,900

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. At June 30, 2016 and December 31, 2015 the Company owned 54% of the membership units, Black Stone owned 26% of the membership units, an outside third party 10% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

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

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues and sales of CoronaLux™ units of approximately $77,700 for the six months ended June 30, 2016 and $890,100 for the year ended December 31, 2015, as such, royalties of $52,300 and $48,400 were due at June 30, 2016 and December 31, 2015, respectively.

Since its inception through June 30, 2016, we have provided approximately $5.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

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

For the year ended December 31, 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit was been delivered after payment of a non-refundable placement fee of $236,250. The remaining five units have not been delivered as of June 30, 2016 as Sterall has defaulted on their purchase order for payment of the units ordered. The Company still retains a non-refundable deposit of $330,000 against the five units ordered.

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

On March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC (“eCycling”). The License Agreement grants to eCycling the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of five years and requires a payment of $176,875 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. As of June 30, 2016, eCycling is still in the process of permitting the unit, and therefore, has not yet generated any NOP. As a result of eCycling not generating any NOP, their licensing contract was amended to provide for an additional $176,875 to be paid as licensing fees, of which $67,000 has been paid as of June 30, 2016.

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

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015 and are recognized as revenue ratably over the term of the contract.

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

As of June 30, 2016 and December 31, 2015, the outstanding balance due to the IRS was $981,900, and $970,500, respectively.

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

Debt as of June 30, 2016 and December 31, 2015, was comprised of the following:

	2016	2015
June 2011 Note - In Default	$68,000	$68,000

Convertible note payable, interest at 8% per annum, $400,000 principal payment due December 31, 2016, remaining unpaid principal and interest due August 20, 2018, convertible into common stock at the option of the lenders at a rate of $1.10 per share	1,250,000	1,250,000
Debt discount (see Note 13)	(14,100)	(16,600)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 24 monthly installments of principal and interest $4,523, due October 1, 2017. Secured by certain assets of SEM and guaranteed by SEER and MV	68,400	92,300

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV	199,900	218,900

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $28,417, due November 1, 2016	112,700	—

Capital lease obligations, secured by certain assets, maturing through March 2019	162,400	208,900
Total notes payable and capital lease obligations	1,847,300	1,821,500
Less: current portion	(763,800)	(660,100)
Notes payable and capital lease obligations, long-term, including debt discount	$1,083,500	$1,161,400

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

In May 2016, the Company borrowed $200,000 in a short term financing arrangement. As an inducement to enter into the transaction the Company issued 500,000 warrants exercisable at $.50 per share for a period of four years. The warrants valued at $97,200 were recorded as additional interest. The short term debt was repaid in June 2016 along with interest of $12,000.

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of June 30, 2016 and December 31, 2015 are as follows:

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

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues and sales of CoronaLux™ units of approximately $77,700 for the six months ended June 30, 2016 and $890,100 for the year ended December 31, 2015, as such, royalties of $52,300 and $48,400 were due at June 30, 2016 and December 31, 2015, respectively.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS, continued

In September 2014, the Company entered into an Equity Purchase Agreement (“Equity Agreement”) with a third party (“Seller”) whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership interest units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015 the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. The determination of fair value shall occur by December 31, 2015. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) are greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date (December 31, 2015) this Agreement, the transaction covered by this Agreement (the “Contemplated Transaction”) may be rescinded by either Party in writing. Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares were considered contingently issuable shares and as such the 1,200,000 share not considered issued and outstanding at December 31, 2015. The 15% ownership interest in Sterall was considered contingently held until the conclusion of this transaction.

As of December 31, 2015 an independent appraisal was not performed and the Amended Equity Agreement expired by its terms. The 1,200,000 shares subject to the original Equity Agreement and the Amended Equity Agreement became unrestricted in 2016 and are now considered issued and outstanding as of June 30, 2016. The shares valued at $720,000 have been recorded as a long term other asset pending resolution of claims by the parties involved related to the Sterall licensing agreement from September 2013, Sterall equipment deposits of $330,000 from 2014 and the equity purchase agreement noted above. The ultimate resolution of the various claims by the parties and the ultimate disposition of the $720,000 is expected to be resolved no later than December 31, 2016.

NOTE 11 – EQUITY TRANSACTIONS

2016

During the six months ended June 30, 2016, the Company sold 800,000 shares of $.001 par value common stock at $.50 per share in a private placement, receiving proceeds of $400,000.

During the six months ended June 30, 2016 the Company (i) issued 100,000 shares of $.001 par value common stock in connection with the payment of a common stock subscription of $25,000.

During the six months ended June 30, 2016, the Company issued 50,000 shares of its $.001 par value common stock upon exercise of common stock warrants receiving proceeds of $25,000.

During the six months ended June 30, 2016, the Company treated as issued 1,200,000 shares of its $.001 par value common stock valued at $720,000 in connection with the Sterall transaction (see Note 10)

2015

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the three months ended June 30, 2015 that represented approximately 59% of our total sales and sales from operations to one customer for the six months ended June 30, 2016 and 2015 that represented approximately 32% and 41%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services.

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2016	2015
Warrants	9,614,430	9,489,430
Options	930,000	1,997,400
Convertible notes payable, including accrued interest	1,136,400	—
Contingently issuable shares, Sterall LLC		1,200,000
	11,680,830	12,686,830

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

Reach has had minimal operations through June 30, 2016.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended June 30, 2016 and 2015 is as follows:

2016	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$443,100	$929,300	$1,132,600	$56,500	—	$2,561,500
Depreciation and amortization (1)	81,700	9,900	42,700	31,500	20,000	185,800
Interest expense	9,500	400	5,700	100	138,900	154,600
Stock-based compensation	—	—	—	—	42,900	42,900
Net income (loss)	(564,400)	223,700	188,200	(134,700)	(556,600)	(852,800)
Capital expenditures (cash and noncash)	10,100	—	3,900	3,100	—	17,100
Total assets	$1,255,700	$824,800	$1,993,700	$2,918,000	$992,300	$7,984,500

2015	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$1,285,600	$708,200	$941,500	$43,900	—	$2,979,200
Depreciation and amortization (1)	65,700	6,400	30,300	25,500	18,700	146,600
Interest expense	12,400	6,700	100	—	2,800	22,000
Stock-based compensation	—	—	—	—	50,400	50,400
Net income (loss)	(42,300)	(53,400)	13,100	(327,500)	(485,300)	(895,400)
Capital expenditures (cash and noncash)	21,100	25,200	30,300	102,600	1,800	181,000
Total assets	$1,804,500	$629,200	$1,453,300	$3,546,300	$674,400	$8,107,700

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 - SEGMENT INFORMATION, continued

Segment information for the six months ended June 30, 2016 and 2015 is as follows:

2016	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$2,428,000	$1,804,500	$1,705,400	$128,100	—	$6,066,000
Depreciation and amortization (1)	169,400	20,700	82,800	64,800	42,400	380,100
Interest expense	17,500	2,800	12,200	500	169,300	202,300
Stock-based compensation	—	—	—	—	72,500	72,500
Net income (loss)	18,600	410,300	91,000	(303,400)	(1,022,500)	(806,000)
Capital expenditures (cash and noncash)	123,100	13,200	12,900	6,900	—	156,100
Total assets	$1,255,700	$824,800	$1,993,700	$2,918,000	$992,300	$7,984,500

2015	Industrial Cleaning	Railcar Cleaning	Environmental Solutions	Solid Waste	Corporate	Total

Revenue	$3,149,200	$1,421,300	$1,830,500	$71,900	—	$6,472,900
Depreciation and amortization (1)	131,400	12,800	60,700	50,900	37,400	293,200
Interest expense	22,600	10,200	500	—	6,200	39,500
Stock-based compensation	—	—	—	—	148,500	148,500
Net income (loss)	270,500	28,400	(16,900)	(590,400)	(1,164,300)	(1,472,700)
Capital expenditures (cash and noncash)	302,600	29,500	32,200	119,300	81,600	565,200
Total assets	$1,804,500	$629,200	$1,453,300	$3,546,300	$674,400	$8,107,700

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after June 30, 2016 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of June 30, 2016.

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

SEER’s Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $16.1 million $15.4 million as of June 30, 2016 and December 31, 2015. For the six months ended June 30, 2016 we had net loss before non-controlling interest of $805,900. As of June 30, 2016 and December 31, 2015 our current liabilities exceed our current assets by approximately $2.8 million and $2.7 million, respectively. Our total assets exceed total liabilities at June 30, 2016 by approximately $1.5 and at December 31, 2015 our total assets exceeded our total liabilities by approximately $1 million. The Company raised $425,000 through the sale of common stock and exercise of common stock warrants for the period January 1, 2016 thru June 30, 2016. In Q1 2016, REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) in April 2016 to offset some of the lost service revenue previously derived from the refinery sector.

Realization of a major portion of our assets as of June 30, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Total revenues were approximately $2.6 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $417,700, or 14%, in revenues. Service segment revenues, which include industrial cleaning and railcar cleaning was approximately $1.4 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015, a decrease of approximately $.6 million or 30%. While railcar cleaning revenues increased $221,100 or 31% comparing Q2 2016 to Q2 2015, industrial cleaning services revenues decreased $842,500 or 66% comparing 2016 to 2015. The primary reason for the decline in industrial cleaning revenue was the loss of routine maintenance services with our largest customer on April 1, 2016. In Q2 2015 this customer accounted for $1.25 million in industrial cleaning services revenue whereas in Q2 2016 this customer accounted for only $157,000. In April 2016 our industrial cleaning services segment commenced opening a railcar facility in Illinois and revenue generating operations commenced May 2016, generating revenues of $171,800 in Q2 2016 to partially offset the loss of industrial service revenues from our customer noted above. Our environmental solutions segment generated revenue of approximately $1.1 million in 2016 compared to $.9 million in 2015, an increase of $.2 million or 22%. The increase is primarily the result of increased media replacement sales comparing 2016 to 2015. Our solid waste segment generated $56,500 in revenue, mostly licensing fees, in Q2 2016 compared to $43,900 in Q2 2015 as a result of the delivery of three CoronaLux™ units in 2014. In addition, in Q2 2016 our solid waste disposal segment also generated $15,700 in income, representing our portion of the net income generated by the PWS-MWS joint venture operations in southern California where one of our CoronaLux™ units has been operating under the terms of a temporary permit issued by SCADMD since May 2015. The solid waste disposal segment receives non-refundable licensing fees which are being recognized as revenue ratably over the initial term of the agreements of between 5-7years.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were approximately $3.3 million for the quarter ended June 30, 2016 compared to $3.9 million for the quarter ended June 30, 2015. The decrease in operating costs of approximately $.6 million is primarily the result of a 1) a 31% decrease in service revenues resulting in a corresponding decrease in service costs of $369,700, 2) a decrease in solid waste costs of $105,500 primarily attributable to a reduction in labor, travel, freight and other costs incurred in Q2 2015 related to the startup and commissioning costs of a Coronalux™ unit in Paramount, California that stopped once the unit commenced operations in May 2015. 3) a decrease in general and administrative cost of $126,300, comparing 2016 to 2015, primarily from a decrease in professional fees and research and development costs, 4) a decrease in salary related costs of $70,000, comparing 2016 to 2015, primarily attributable to a reduction is G&A salaries and wages due to a reduction in headcount, offset by, 5) an increase in product costs of $108,600 as a result of a 20% increase in product revenues. Service costs as a percentage of service revenues were essentially 100% for the quarter ended June 30, 2016 and 87% for the quarter ended June 30, 2015. The increase in the percentage of service costs to service revenues is the result of the loss in industrial cleaning service revenues effective April 1, 2016 without a corresponding reduction in overhead. Resources previously allocated to servicing our significant customer were reallocated to the opening of the new rail facility in Illinois which started in April 2016. Product costs as a percentage of product revenues were fairly consistent at 62% for the quarter ended June 30, 2016 and 63% for the quarter ended June 30, 2015.

Total non-operating other income (expense), net was $(137,800) for the quarter ended June 30, 2016 compared to $(19,100) for the quarter ended June 30, 2015. For the quarter ended June 30, 2016 non-operating expenses were comprised of interest expense of $(154,600) offset by other income of $16,900. For the quarter ended June 30, 2015 non-operating expenses of $(19,100) was comprised of interest expense of $22,000 offset by other income of $2,900. The increase in interest expense in Q2 2016 compared to Q2 2015 is due to, 1) the issuance of warrants, valued at $97,000, as an inducement to enter into a short term financing in Q2 2016 whereby the value of the warrants is considered additional interest costs and 2) in Q4 2015 and Q1 2016 we incurred additional convertible debt financing of $1.25 million which increased interest costs by approximately $25,000 per quarter. This additional interest cost was not incurred in Q2 2015.

There is no provision for income taxes for the quarter ended June 30, 2016 due to prior year losses and for the quarter ended June 30, 2015, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the quarter ended June 30, 2016 $852,800 compared to a net loss, before non-controlling interest, of $895,400 for the quarter ended June 30, 2015. The net loss attributable to SEER after deducting $56,900 for the non-controlling interest loss was $795,900 for the quarter ended June 30, 2016 compared to net loss attributable to SEER of $744,000, after deducting $151,400 in non-controlling interest loss for the quarter ended June 30, 2015. As noted above while revenues declined $417,700 comparing Q2 2016 to Q2 2015, operating expenses also declined $563,300 comparing Q2 2016 to Q2 2015. The reduction in operating expenses was partially offset by an increase in interest expense as noted above of $132,600.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Total revenues were approximately $6.1 million for the six months ended June 30, 2016 compared to approximately $6.5 million for the six months ended June 30, 2015, a decline of $406,500 or 6%. Product revenues, comprising environmental solutions were approximately $1.7 million for the six months ended June 30, 2016 compared to $1.8 million for the six months ended June 30, 2015. The slight reduction in environmental solutions revenue was due to some long term contracts that have been delayed but are now active. Bioactive media revenues from the environmental solutions segment increased from $268,000 for the six months ended June 30, 2015 to $586,000, and increase of $318,000. Services revenue includes industrial cleaning services and railcar cleaning services. Our railcar cleaning service revenues increased from approximately $1.4 million for the six months ended June 30 2015 to $1.8 million for the six months ended June 30, 2016, an increase of approximately $.4 million, or 27%. The increase in the number of railcars serviced is a result of the downturn in the oil and gas market and the railcar industry transition to transporting other liquid products thus increasing railcar service opportunities. Industrial cleaning services revenues declined approximately $800,000, or 23%, from $3.2 million for the six months ended June 30, 2015 to $2.4 million for the six months ended June 30, 2016. The primary reason for the decline in industrial cleaning revenue was the loss of routine maintenance services with our largest customer effective April 1, 2016. For the six months ended June 30, 2016 this customer accounted for $1.9 million in revenues whereas for the six months ended June 30, 2015 this customer accounted for $2.6 million in industrial cleaning services revenue, a decrease of approximately $700,000. In April 2016 our industrial cleaning services segment commenced opening a railcar facility in Illinois and revenue generating operations commenced May 2016 generating revenues of $171,800 in Q2 2016 to partially offset the loss of industrial service revenues from our customer noted above. Our solid waste segment generated licensing and placement fees of $67,000 for the six months ended June 30, 2016 compared to $58,800 for the six months ended June 30, 2015 as a result of the delivery of three CoronaLux™ units in 2014. In addition, in 2016 our solid waste disposal segment also generated $50,400 in revenue, representing billings to the PWS-MWS joint ventures for costs incurred on behalf of the joint venture and in 2016 our solid waste disposal segment also generated $15,700 in income, representing our portion of the net income generated by the PWS-MWS joint ventures operations in Paramount, California where one of our CoronaLux™ units has been operating under the terms of a temporary permit issued by SCADMD since May 2015. The solid waste disposal segment receives non-refundable licensing fees which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were approximately $6.7 million for the six months ended June 30, 2016 compared to $7.9 million for the six months ended June 30, 2015. The decrease in operating costs of approximately $1.2 is primarily the result of a 1) a decrease in product revenue (environmental solutions) of $125,100 or 7% resulting in a corresponding decrease in product costs of $189,200 or 15%, 2) a decrease in industrial and railcar cleaning services costs of $545,800 or 15% although revenue only decreased by 7%, 3) a decrease in solid waste costs of $129,900, 4) a decrease in general and administrative costs of $225,600, and 5) a decrease in salary and related costs of $103,300. Product costs as a percentage of product revenues were 63% for the six months ended June 30, 2016 and 69% for the six months ended June 30, 2015. The increase in margin costs for the product sales is due to lower costs of chemical absorbents (media). Service costs as a percentage of service revenues were 72% for the six months ended June 30, 2016 and 79% for the six months ended June 30, 2015. The decrease in service costs is the result of higher manpower and equipment usage efficiency in Q1 2016. In Q1 2016 the industrial services segment was able to fully utilize manpower to where they were fully chargeable and based on the type of work we were able to utilize and bill our own equipment and rent less third party equipment resulting in service costs as a percentage of service revenues of 60%. As noted above, service costs as a percentage of service revenue was 100% in Q2 2016 because of the loss of industrial services revenue from a significant customer, effective April 1, 2016. In Q2, overhead costs in industrial services were not reduced relative to the reduction in industrial services revenue and resources previously allocated to servicing our significant customer were not fully utilized and were partially reallocated to the opening of a new rail facility in Illinois which started in April 2016. The month of April 2016 generated no revenue at the new rail facility as it took the entire month to get the site ready for use. Railcar cleaning services costs relative to revenues decreased from 84% for the six months ended June 30, 2015 to 67% for the six months ended June 30, 2016. As a result of the significant increase in railcars available for servicing in 2016, manpower efficiency was significantly improved resulting in improved margins. Solid waste costs decrease from 2015 to 2016 by approximately $130,000. In 2015 startup and commissioning costs including, labor, travel, freight, supplies were incurred to get a Coronalux™ unit ready for use in Paramount California. Once operations commenced in May 2015, these costs were not incurred again so they did not repeat in 2016. In addition, the solid waste segment reduced its headcount to correspond with the level of activity thus also reducing costs in 2016. G&A expenses decreased $225,600 from approximately $1.28 million for the six months ended June 30, 2015, to approximately $1.05 million for the six months ended June 30, 2016. The primary reasons for the decrease in G&A expense are; 1) a reduction in travel expenses of approximately $43,000, 2) a reduction in marketing of approximately $43,000, 3) a reduction of professional fees of approximately $97,000, 4) a reduction of direct R&D expenses of $83,000 offset by, 5) increase in depreciation and amortization of approximately $12,000 and 6) increase in liability insurance of approximately $9,000. Salaries and related expenses were $1.37 for the six months ended June 30, 2016 compared to $1.48 million for the six months ended June 30, 2015 and decrease of $103,300 attributable to a reduction in engineering and officer salaries due to reduced headcount.

Total non-operating other income (expense), net was $(172,400) for the six months ended June 30, 2016 compared to $(36,600) for the six months ended June 30, 2015. For the six months ended June 30, 2016 non-operating expenses were comprised of interest expense of $(202,300) offset by other income of 29,800. For the six months ended June 30, 2015 non-operating expenses of (36,600) was comprised of interest expense of $(39,500) offset by other income of $2,900. The increase in interest expense in 2016 compared to 2015 is due to, 1) the issuance of warrants, valued at approximately $97,000, as an inducement to enter into a short term financing in Q2 2016 whereby the value of the warrants is considered additional interest costs and 2) in Q4 2015 and Q1 2016 we incurred additional convertible debt financing of $1.25 million which increased interest costs by approximately $25,000 per quarter. This additional interest cost was not incurred during the six months ended June 30, 2015 as this convertible debt financing was net yet outstanding.

There is no provision for income taxes for the quarter ended June 30, 2016 due to prior year losses and for the quarter ended June 30, 2015, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the six months ended June 30, 2016 of $($806,000) compared to a net loss, before non-controlling interest, of $(1,472,700) for the six months ended June 30, 2015. Net loss attributable to SEER after deducting $139,500 for the non-controlling interest loss was $(666,500) for the six months ended June 30, 2016 compared to net loss attributable to SEER of $(1,199,900), after deducting $272,800 in non-controlling interest loss for the six months ended June 30, 2015. As noted above, revenues declined approximately 6% comparing the six months ended June 30, 2016 to the six months ended June 30, 2015. As noted above, virtually every category of operating expenses declined, with a total reduction of approximately $1.2 million from 2015 to 2016. As noted above interest expense increased as a result of the increase in interest bearing debt if Q42015 and Q1 2016.

Changes in Cash Flow

Operating Activities

The Company had net cash used in operating activities for the six months ended June 30, 2016 of $(56,500) compared to net cash provided by operating activities for the six months ended June 30, 2015 of $654,300, a change of $710,800. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Non-cash adjustment totaled $461,200 and $424,700 for the six months ended June 30, 2016 and 2015, respectively, so non-cash adjustments had essentially the same impact on net cash provided by operating activities. The net positive change in operating assets and liabilities was $157,600 for the six months ended June 30, 2016 compared to $1,702,300. The primary drivers for net cash provided by operating activities for the six months ended June 30, 2016, despite a net loss of $(805,900), was a decrease in accounts receivable and cost in excess of billings on uncompleted projects of $262,800 offset by an increase in prepaid and other assets of $95,900. The decrease in accounts payable of $361,400 was offset by an increase in billings in excess of costs and estimated earnings on uncomplete projects. The primary drivers for net cash provided by operating activities for the six months ended June 30, 2015, despite a net loss of $(1,472,700), was an decrease in accounts receivable of $1,435,500 and an increase in deferred revenue of $376,500 which primarily represents payments from PWS licensees for which revenue has not yet been recognized, offset by a decrease of accounts payable and accrued liabilities of $331,100. The net positive change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2016.

Investing activities

The purchase of intangibles were fairly consistent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with additions totaling $28,100 in 2016 compared to additions of $26,300 in 2015. The purchase of property and equipment was $156,100 for the six months ended June 30, 2016 compared to $350,800 for the six months ended June 30, 2015. For the six months ended June 30, 2016 we received insurance proceeds of $33,300 from property damage and there were no such proceeds in 2015.

Financing Activities

Net cash provided by financing activities was $179,700 for the six months ended June 30, 2016 compared to net cash used in financing activities of $(268,300) for six months ended June 30, 2015. The primary difference is that in 2016, we had proceeds for the sale of stock, short term debt financing, exercise of warrants and warrant extensions totaling $654,900 and in 2015 there were none. Debt repayments were approximately $200,000 higher from the repayment of the short term debt for the six months ended June 30, 2016 when compared to June 30, 2015.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $311,800 and $246,500 has been reserved as of June 30, 2016 and December 31, 2015, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2016 and December 31, 2015.

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

Recently Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance was effective January 1, 2016 and it did not have a material effect on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The guidance was effective January 1, 2016 and it did not have a material effect on the consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The updated guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance was effective January 1, 2016 and it did not have a material effect on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2016, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2016 through June 30, 2016 the Company (i) issued 800,000 shares of $.001 par value common stock in connection with the sale of common stock @ $.50 per share.

During the period January 1, 2016 through June 30, 2016 the Company (i) issued 100,000 shares of $.001 par value common stock in connection with the payment of a common stock subscription of $25,000.

During the period January 1, 2016 through June 30, 2016 the Company (i) issued 50,000 shares of $.001 par value common stock in connection with the exercise of common stock warrants.

During the period January 1, 2016 through June 30, 2016 the Company (i) issued 1,200,000 shares of $.001 par value common stock for certain assets valued at $720,000.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Dated: August 12, 2016
	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

