Form 10-Q
period 2016-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2016-11-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 the Registrant had 54,525,079 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	Unaudited	*
ASSETS

Current assets:
Cash	$142,300	$257,100
Accounts receivable, net of allowance for doubtful accounts of $250,400 and $246,500, respectively	1,929,600	1,298,900
Costs and estimated earnings in excess billings on uncompleted contracts	—	204,000
Prepaid expenses and other current assets	520,500	534,000
Total current assets	2,592,400	2,294,000

Property and equipment, net	3,972,600	4,331,300
Intangible assets, net	755,800	786,600
Asset related to pending settlement (Note 10)	720,000	—
Other assets	25,600	37,500
TOTAL ASSETS	$8,066,400	$7,449,400

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,776,800	$1,382,200
Accrued liabilities	938,100	889,500
Billings in excess of costs and estimated earnings on uncompleted contracts	700,400	587,900
Deferred revenue	188,300	133,900
Payroll taxes payable	987,600	970,500
Customer deposits	330,000	330,000
Current portion of notes payable and capital lease obligations	825,500	660,100
Related party payable, including accrued interest	46,400	31,800
Total current liabilities	5,793,100	4,985,900

Deferred revenue, non-current	330,600	337,200
Notes payable and capital lease obligations, net of current portion	1,296,700	1,161,400
Total liabilities	7,420,400	6,484,500

Commitments and contingencies

Stockholders’ Equity):
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 54,525,079 and 52,375,079 shares issued and outstanding 2016 and 2015, respectively	54,500	52,400
Common stock subscribed	25,000	50,000
Additional paid-in capital	19,074,700	17,690,900
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(16,843,800)	(15,387,100)
Total stockholders’ equity	2,285,400	2,381,200
Non-controlling interest	(1,639,400)	(1,416,300)
Total equity	646,000	964,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,066,400	$7,449,400

*These numbers were derived from the audited financial statements for the year ended December 31, 2015.

See accompanying notes

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30
	2016	2015		2016	2015
Revenue:
Products	$1,749,100		$965,500	$3,454,500	$2,796,000
Services	1,045,400		1,891,200	5,277,900	6,461,700
Solid waste	42,000		111,500	170,100	183,400
Total revenue	2,836,500		2,968,200	8,902,500	9,441,100

Operating expenses:
Products costs	1,323,100		674,600	2,388,600	1,929,300
Services costs	1,193,100		1,423,800	4,254,400	5,030,900
Solid waste costs	79,800		194,900	245,400	490,400
General and administrative expenses	532,200		668,800	1,582,800	2,093,500
Salaries and related expenses	445,700		685,600	1,817,900	2,012,600
Total operating expenses	3,573,900		3,647,700	10,289,100	11,556,700

Income (loss) from operations	(737,400)		(679,500)	(1,386,600)	(2,115,600)

Other income (expense):
Interest expense	(56,000)		(5,500)	(258,300)	(45,000)
Gain on debt settlement	—		42,400	—	42,400
Loss contingency	(48,000)		—	(48,000)	—
Other	(32,400)		(1,900)	(2,600)	1,000
Total non-operating expense, net	(136,400)		35,000	(308,900)	(1,600)

Net loss before earnings from equity method joint ventures	(873,800)		(644,500)	(1,695,500)	(2,117,200)

Income from equity method joint ventures	—		—	15,700	—

Net income (loss)	(873,800)		(644,500)	(1,679,800)	(2,117,200)
Less: Net loss attributable to non-controlling interest	(83,600)		(107,700)	(223,100)	(380,500)

Net income (loss) attributable to SEER common stockholders	$(790,200)		$(536,800)	$(1,456,700)	$(1,736,700)

Net loss per share, basic and diluted	$(.02)	$	.(01)	$(.03)	$(.04)

Weighted average shares outstanding – basic and diluted	54,525,079		52,362,015	54,263,765	52,304,573

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2016	2015
Net income (loss)	$(1,679,800)	$(2,117,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	3,900	(17,100)
Depreciation and amortization	570,900	439,900
Stock-based compensation expense	84,000	175,800
Non-cash expense for interest, warrants – accretion of debt discount	101,700	400
Gain on disposition of assets	(25,600)	(45,400)

Changes in operating assets and liabilities:
Accounts receivable	(734,200)	1,389,500
Costs in Excess of billings on uncompleted contracts	204,000	(358,400)
Prepaid expenses and other assets	304,000	150,500
Accounts payable and accrued liabilities	509,400	(118,900)
Billings in excess of revenue on uncompleted contracts	112,500	93,000
Deferred revenue	47,800	620,500
Payroll taxes payable	17,100	17,100
Net cash (used in) provided by operating activities	(484,300)	229,700
Cash flows from investing activities:
Insurance proceeds from property damage	59,000
Purchase of property and equipment	(177,300)	(448,300)
Purchase of intangibles	(37,500)	(58,900)
Net cash used in investing activities	(155,800)	(507,200)
Cash flows from financing activities:
Payments of notes, short term financing and capital lease obligations	(559,600)	(354,800)
Payments of related party notes payable and accrued interest	(20,000)	(42,000)
Proceeds from convertible debt	250,000	1,000,000
Proceeds from short term financing	400,000	—
Proceeds from exercise of warrants	25,000	—
Proceeds from warrant extensions	29,900	—
Proceeds from the sale of common stock and warrants, net of expenses	400,000	—
Net cash provided by (used in) financing activities	525,300	603,200
Net increase (decrease) in cash	(114,800)	325,700
Cash at the beginning of period	257,100	443,000
Cash at the end of period	$142,300	$768,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$207,600	$32,400
Discount on convertible debt	$4,900	$14,600
Conversion of debt and accrued interest to equity	—	$257,400
Financing of prepaid insurance premiums	$278,600	$273,900
Capital lease additions	—	$214,400
Issuance of common stock for other asset	$720,000	—

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the three months and nine months ended September 30, 2016 and 2015.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $16.8 million as of September 30, 2016, and $15.4 million as of December 31, 2015. For the nine months ended September 30, 2016 we had net loss before adjustment for losses attributable to non-controlling interest of approximately $1.7 million and for the years ended December 31, 2015, and 2014, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $3.4 million and $726,000, respectively. The Company had a working capital deficit of approximately $3.2 million at September 30, 2016, an increase of approximately $500,000 in the working capital deficit of $2.7 million at December 31, 2015. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually, but, as discussed below, the Company has implemented remedial measures to offset some of this loss in revenue. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Going Concern, continued

Realization of a major portion of our assets as of September 30, 2016 and December 31, 2015, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) in April 2016 and operations have commenced and revenue is being generated. The revenue from this facility has offset some of the lost service revenue previously derived from the oil refinery sector. Additionally, on August 30, 2016 the Company was awarded a permit for its flaring equipment at its Kansas rail facility and this new service offering is projected to offset some of the lost service revenue previously derived from the oil refinery sector. Revenue from flaring operations commenced in September 2016. For the nine months ended September 30, 2016 we raised $425,000 from the sale of common stock and exercise of warrants and another $29,900 from the extension of warrants. In September 2016, we raised $250,000 in convertible debt financing. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either though our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $49,100 and $80,900 for the three months ended September 30, 2016 and 2015, respectively and $149,100 and $279,700 for the nine months ended September 30, 2016 and 2015, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months and nine months ended September 30, 2016 and 2015 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2016 and December 31, 2015. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2015. The tax periods for the years ending December 31, 2008 through 2015 are open to examination by federal and state authorities.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2016	December 31, 2015
Field and shop equipment	$2,319,400	$2,188,500
Vehicles	689,900	750,800
Waste destruction equipment, placed in service	1,288,700	1,276,600
Waste destruction equipment, not placed in service	1,521,100	1,521,100
Furniture and office equipment	322,800	321,400
Leasehold improvements	65,400	65,400
Building and improvements	21,200	18,600
Land	162,900	162,900
	6,391,400	6,305,300
Less: accumulated depreciation and amortization	(2,418,800)	(1,974,000)
Property and equipment, net	$3,972,600	$4,331,300

	Three Month Ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Cost of Goods Sold	$141,400	$106,900	$430,100	$320,800
General & Administrative	24,200	19,600	72,500	58,900
Total Depreciation Expense	$165,600	$126,500	$502,600	$379,700

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $271,700 and $149,500 as of September 30, 2016 and 2015, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30,	December 31,
	2016	2015
Vehicles, field and shop equipment	$462,700	$462,700
Less: accumulated amortization	(199,400)	(127,800)
	$263,300	$334,900

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2016
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology and Patents	1,064,600	(586,600)	478,000
Trade name	54,600	(54,600)	—
	$1,439,500	$(683,700)	$755,800

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology and Patents	1,027,100	(518,300)	508,800
Trade name	54,600	(54,600)	—
	$1,402,000	$(615,400)	$786,600

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $25,200 and $20,000 for the three months ended September 30, 2016 and 2015, respectively and $68,200 and $60,100 for the nine months ended September 30, 2016, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30, 2016	December 31, 2015

Accrued compensation and related taxes	$641,800	$579,800
Accrued interest	37,100	58,800
Other	259,200	250,900
Total Accrued Liabilities	$938,100	$889,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2016	2015

Revenue Recognized	—	$1,814,300
Less: Billings to date	—	(1,610,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	$204,000

Billings to date	$2,430,100	$2,273,400
Revenue recognized	(1,729,700)	(1,685,500)
Billings in excess of costs and estimated earnings on uncompleted contracts	$700,400	$587,900

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. On August 31, 2016 Blackstone entered into a settlement agreement with a third party to rescind a stock exchange agreement dated July 1, 2013 between Blackstone and the third party and consideration exchanged by the parties in the July 1, 2013 agreement were returned by each party resulting in Blackstone getting back 10% membership units in PWS. At September 30, 2016 the Company owned 54% of the membership units, Black Stone owned 36% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

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

In April 2016, the Company received Notice of Allowance of its application for a continuation patent. This patent continuation application incorporates all original and prior claims and will provide expanded and additional protection of the underlying and core waste destruction technology.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues and sales of CoronaLux™ units of approximately $125,100 for the nine months ended September 30, 2016 and $890,100 for the year ended December 31, 2015, as such, royalties of $54,700 and $48,400 were due at September 30, 2016 and December 31, 2015, respectively.

Since its inception through September 30, 2016, we have provided approximately $5.5 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER.

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

During the year ended December 31, 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit was delivered after payment of a non-refundable placement fee of $236,250. The remaining five units have not been delivered as of September 30, 2016 as Sterall has defaulted on their purchase order for payment of the units ordered. The Company still retains a non-refundable deposit of $330,000 against the five units ordered.

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

On March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC (“eCycling”). The License Agreement grants to eCycling the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of five years and requires a payment of $176,875 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. As of September 30, 2016, eCycling is still in the process of permitting the unit, and therefore, has not yet generated any NOP. As a result of eCycling not generating any NOP, their licensing contract was amended to provide for an additional $176,875 to be paid as licensing fees, all of which has been paid as of September 30, 2016.

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

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015 and are recognized as revenue ratably over the term of the contract.

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

Two of the officers of REGS also have personal liability exposure for a portion of the taxes if REGS does not pay them. For the tax periods 2009 through 2014, one of the officers of REGS has had personal income tax refunds totaling $34,262 seized by the IRS and applied to REGS IRS obligation.

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

As of September 30, 2016 and December 31, 2015, the outstanding balance due to the IRS was $987,600, and $970,500, respectively.

Other than this outstanding payroll tax matter arising in 2009, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 9 – DEBT

In June 2011, we issued an unsecured promissory note to a third party in the amount of $40,000 (the “June 2011 Note”) bearing interest at a rate of 10% per annum and a three year warrant to purchase 13,000 shares of our common stock at an exercise price of $1.00 per share. In addition, a second note payable, to the same third party, in the amount of $25,000 plus $3,000 of accrued interest was also converted into the June 2011 Note, resulting in a new principal balance of $68,000. We valued the warrant at $170 using the Black-Scholes model and recorded this amount as a debt discount. The debt discount was fully amortized during 2011. In August 2016, the note and all accrued interest was paid by an offset to trade accounts receivable from the note holder.

	September 30, 2016	December 31, 2015
June 2011 Note - In Default	$—	$68,000

Convertible notes payable, interest at 8% per annum, $400,000 principal payment due December 31, 2016, remaining unpaid principal and interest due August 20, 2018 and September 29, 2019, convertible into common stock at the option of the lenders at a rate ranging from $.70 to $1.10 per share	1,500,000	1,250,000
Debt discount (see Note 13)	(16,800)	(16,600)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 24 monthly installments of principal and interest $4,523, due October 1, 2017. Secured by certain assets of SEM and guaranteed by SEER and MV	56,100	92,300

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV	190,200	218,900

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $28,417, due November 1, 2016	56,500	—

Short term note payable dated August 23, 2016 due October 23, 2016. Interest is $10,000 for the first two weeks and $1,000 per week thereafter. Note is secured by certain trade accounts receivables. (Note was paid in October 2016)	200,000	—

Capital lease obligations, secured by certain assets, maturing through March 2019	136,200	208,900
Total notes payable and capital lease obligations	2,122,200	1,821,500
Less: current portion	(825,500)	(660,100)
Notes payable and capital lease obligations, long-term, including debt discount	$1,296,700	$1,161,400

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

In May 2016, the Company borrowed $200,000 in a short term financing arrangement. As an inducement to enter into the transaction the Company issued 500,000 warrants exercisable at $.50 per share for a period of four years. The warrants were valued at $97,200 and were recorded as additional interest. The short term debt was repaid in cash in June 2016 along with interest of $12,000.

In connection with the issuance of convertible debt on September 30, 2016, the Company issued 50,000 warrants as an inducement to enter into the transaction. The warrants are exercisable for five years at $.85 per share and were valued at $4,900 using the Black Scholes valuation method and are being amortized over the term of the debt.

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties payable and accrued interest due to certain related parties as of September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
Unsecured note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO by a third party in 2010; due June 1, 2016	$—	$5,000

Accrued interest, unsecured note payable	11,800	26,800

Payable due officer for payment of IRS obligation (See Note 8 above)	34,600	—
	$46,400	$31,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues and sales of CoronaLux™ units of approximately $125,100 for the nine months ended September 30, 2016 and $890,500 for the year ended December 31, 2015, as such, royalties of $54,700 and $48,400 were due at September 30, 2016 and December 31, 2015, respectively.

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

In October 2014, PWS and Medical Waste Services, LLC ("MWS") formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate. Operations to date have included the destruction of medical waste. For the nine months ended September 30, 2016 PWS have recorded $15,700 in income which represents their 50% interest in the net income of the joint venture. In addition, for the nine months ended September 30, 2016, PWS billed the joint venture approximately $90,600 in costs incurred on behalf of the joint venture.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS, continued

In September 2014, the Company entered into an Equity Purchase Agreement ("Equity Agreement") with a third party ("Seller") whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership interest units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015 the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. The determination of fair value shall occur by December 31, 2015. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) are greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share as determined to be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date (December 31, 2015) this Agreement, the transaction covered by this Agreement (the “Contemplated Transaction”) may be rescinded by either Party in writing. Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares were considered contingently issuable shares and as such the 1,200,000 share not considered issued and outstanding at December 31, 2015. The 15% ownership interest in Sterall was considered contingently held until the conclusion of this transaction.

As of December 31, 2015 an independent appraisal was not performed and the Amended Equity Agreement expired by its terms. The 1,200,000 shares subject to the original Equity Agreement and the Amended Equity Agreement became unrestricted in 2016 and are now considered issued and outstanding. The shares were valued at $720,000 and have been recorded as a long term other asset pending resolution of claims by the parties involved related to the Sterall licensing agreement from September 2013, Sterall equipment deposits of $330,000 from 2014 and the equity purchase agreement noted above. The ultimate resolution of the various claims by the parties and the ultimate disposition of the $720,000 are expected to be resolved no later than December 31, 2016.

NOTE 11 – EQUITY TRANSACTIONS

2016

During the nine months ended September 30, 2016, the Company sold 600,000 shares of $.001 par value common stock at $.50 per share in a private placement, receiving proceeds of $300,000.

During the nine months ended September 30, 2016 the Company (i) issued 100,000 shares of $.001 par value common stock in connection with the payment of a common stock subscription of $25,000.

During the nine months ended September 30, 2016, the Company issued 250,000 shares of its $.001 par value common stock upon exercise of common stock warrants receiving proceeds of $125,000.

During the nine months ended September 30, 2016, the Company treated as issued 1,200,000 shares of its $.001 par value common stock valued at $720,000 in connection with the Sterall transaction (see Note 10).

During the nine months ended September 30, 2016, the Company issued 60,000 common stock options to employees exercisable at $.60 per share.

In the third quarter of 2016, the Company issued $250,000 in convertible debt that is convertible into 357,142 shares of its $.001 par value common stock.

In May 2016, the Company issued 500,000 warrants, in connection with a short term financing, exercisable at $.50 per share for a period of four years.

On September 30, 2016, the Company issued 50,000 warrants, in connection with a convertible debt issuance, exercisable for five years at $.85 per share and were valued at $4,900 using the Black Scholes valuation method.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – EQUITY TRANSACTIONS, continued

2015

During the nine months ended September 30, 2015, the Company issued 120,949 shares of $.001 par value common stock upon the cashless exercise of 200,000 warrants.

As noted in Note 9, in January 2015 a convertible promissory note and accrued interest totaling $257,400 was converted into 514,750 shares on common stock in accordance with the terms on the original convertible note.

In the fourth quarter of 2015, the Company issued $1,250,000 in convertible debt that is convertible into 1,136,363 shares of its $.001 par value common stock.

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the three months ended September 30, 2016 and 2015 that represented approximately 38% and 49%, respectively of our total sales and sales from operations to one customer for the nine months ended September 30, 2016 that represented approximately 22% and sales from operations to two customers for the nine months ended September 30, 2015 that represented approximately 49%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually.

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

Potentially dilutive securities were comprised of the following:

	Nine months ended September 30,
	2016	2015
Warrants	9,964,430	9,689,430
Options	990,000	1,974,950
Convertible notes payable, including accrued interest	1,493,505	909,091
Contingently issuable shares, Sterall LLC	—	1,200,000
	12,447,935	13,773,471

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - ENVIRONMENTAL MATTERS AND REGULATION

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund Act", the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act ("TSCA").

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

NOTE 15 – LITIGATION

In March 2016, a complaint was filed by a lessor of property leased by REGS, a subsidiary of the Company. The month-to-month lease expired February 29, 2016, when REGS vacated the property. The landlord has made certain claims including property damage, and loss of rents, attorney fees and other costs totaling approximately $97,000. REGS has engaged defense counsel and intends to zealously oppose the claims. While the Company’s management believes the claims are without merit, the Company has accrued $48,400 as a loss against this claim.

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. The accident resulted in one fatality and injuries to another party. The two parties filed lawsuits against SEM as a result of the accident and the claims were turned over to our insurance carrier. Defense counsel was provided for and appointed by the Company’s insurance carrier. In August 2016, both claimants each filed a claim with our insurance carrier for the full amount of our insurance coverage, approximately $6 million. Later in August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code by one claimant as a result of both claimants filing for the $6 million in insurance available under our policies. SEM engaged bankruptcy counsel who filed certain motions on behalf of SEM. In September, the case was converted to a Chapter 11 under the Bankruptcy code and the Bankruptcy court granted SEM’s motion and ordered that the $6 million in insurance proceeds under our policy would be an asset of the estate of SEM. In October 2016, the Company filed a plan of reorganization with the court that allows for an equitable split of the $6 million in insurance proceeds, as determined by the two claimants, and allows for all creditors of SEM, both secured and unsecured, to be paid in full if the two claimants can come to terms with an equitable allocation of the $6 million in insurance proceeds. At this time SEM continues to manage its affairs and is currently operating normally. The ultimate outcome of this Chapter 11 proceeding is uncertain at this time. Management does not currently believe that any assets of SEM are impaired as of September 30, 2016. Operations and production are continuing uninterupted.

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

Segment information for the three months ended September 30, 2016 and 2015 is as follows:

2016	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$416,000	$629,400	$1,749,100	$42,000	$—	$2,836,500
Depreciation and amortization (1)	81,800	10,000	42,700	31,500	24,800	190,800
Interest expense	7,600	300	5,300	—	42,800	56,000
Stock-based compensation	—	—	—	—	10,900	10,900
Net income (loss)	(535,600)	34,200	217,000	(198,000)	(391,400)	(873,800)
Capital expenditures (cash and noncash)	6,300	9,700	—	5,200	—	21,200
Total assets	$1,118,400	$601,100	$2,349,300	$2,914,500	$1,083,100	$8,066,400

2015	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,049,100	$842,100	$965,500	$111,500	$—	$2,968,200
Depreciation and amortization (1)	65,700	6,400	30,300	25,500	18,700	146,600
Interest expense	6,400	(5,100)	—	300	3,900	5,500
Stock-based compensation	—	—	—	—	27,300	27,300
Net income (loss)	(74,900)	172,600	(61,900)	(234,000)	(446,300)	(644,500)
Capital expenditures (cash and noncash)	10,500	15,500	11,400	60,100	—	97,500
Total assets	$1,741,800	$635,700	$1,418,800	$3,766,400	$1,151,200	$8,713,900

____________________

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - SEGMENT INFORMATION, continued

Segment information for the nine months ended September 30, 2016 and 2015 is as follows:

2016	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$2,844,000	$2,433,900	$3,454,500	$170,100	$—	$8,902,500
Depreciation and amortization (1)	251,200	30,700	125,400	96,300	67,300	570,900
Interest expense	25,100	3,100	17,500	500	212,100	258,300
Stock-based compensation	—	—	—	—	83,400	83,400
Net income (loss)	(517,000)	444,500	307,800	(501,400)	(1,413,900)	(1,679,800)
Capital expenditures (cash and noncash)	129,400	22,900	12,900	12,100	—	177,300
Total assets	$1,118,400	$601,100	$2,349,300	$2,914,500	$1,083,100	$8,066,400

2015	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$4,198,300	$2,263,400	$2,796,000	$183,400	$—	$9,441,100
Depreciation and amortization (1)	197,100	19,200	91,000	76,400	56,100	439,800
Interest expense	29,000	5,100	500	300	10,100	45,000
Stock-based compensation	—	—	—	—	176,100	176,100
Net income (loss)	195,600	201,000	(78,800)	(824,400)	(1,610,600)	(2,117,200)
Capital expenditures (cash and noncash)	313,100	45,000	43,600	179,400	81,600	662,700
Total assets	$1,741,800	$635,700	$1,418,800	$3,766,400	$1,151,200	$8,713,900

_____________________

(1)       Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.

NOTE 17 - SUBSEQUENT EVENTS

Management has evaluated the impact of events occurring after September 30, 2016 up to the date of the filing of these interim unaudited condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment and oil & gas services. The focus of the SEER family of companies, however is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas ("CNG") fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products as well as annuity type revenue streams.

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

MV, LLC (d/b/a MV Technologies), ("MV"): (operating since 2003) MV designs and sells patented and/or proprietary, dry scrubber solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations. These system solutions are marketed under the product names H2SPlus™ and OdorFilter™. The markets for these products include land fill operations, agricultural and food product processors, wastewater treatment facilities, and petroleum product refiners. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable natural gas ("RNG"), for a number of applications, such as transportation fuel and natural gas pipeline injection.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, "RNG", for fleet vehicles. Reach has had minimal operations as of September 30, 2016

SEER Environmental Materials, LLC ("SEM") formed September 2015. SEM is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

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

Paragon Waste (UK) Ltd: In June 2014, PWS and PCI Consulting Ltd ("PCI") formed Paragon Waste (UK) Ltd ("Paragon UK Joint Venture") to develop, permit and exploit the PWS waste destruction technology within the territory of Ireland and the United Kingdom. PWS and PCI each own 50% of the voting shares of Paragon UK Joint Venture. Operations to date of the Paragon UK Joint Venture have been limited to formation, the delivery of a CoronaLux™ unit with a third party in the United Kingdom and application and permitting efforts with regulatory entities.

P&P Company: In February 2015, PWS and Particle Science Tech of Environmental Protection, Inc. ("Particle Science") formed a joint venture, Particle &Paragon Environmental Solutions, Inc ("P&P") to exploit the PWS technology in China, including Hong Kong, Macao and Taiwan. PWS and Particle Science each own 50% of P&P. Operations to date have been limited to formation of P&P and the sale and delivery of a CoronaLux™ unit to Particle Science in China.

PWS MWS Joint Venture: In October 2014, PWS and Medical Waste Services, LLC ("MWS") formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate from the South Coast Air Quality Management District ("SCAQMD") and the California Department of Public Health. Operations to date have included the destruction of medical waste while demonstrating the ultralow emissions necessary for application of a more expansive operating permit, submitted to SCAQMD in March 2016.

SEER’s Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $16.8 million $15.4 million as of September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2016 we had net loss before non-controlling interest of $1.7 million. As of September 30, 2016 and December 31, 2015 our current liabilities exceed our current assets by approximately $3.2 million and $2.7 million, respectively. Our total assets exceed total liabilities at September 30, 2016 by approximately $646,000 and at December 31, 2015 our total assets exceeded our total liabilities by approximately $1 million. The Company raised $425,000 through the sale of common stock and exercise of common stock warrants for the period January 1, 2016 thru September 30, 2016. In Q1 2016, REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The projected loss of revenue from this customer is estimated to be between $2.5 and $3 million annually. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) in April 2016 to offset some of the lost service revenue previously derived from the refinery sector.

Realization of a major portion of our assets as of September 30, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Total revenues were approximately $2.83 million and $2.96 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of approximately$132,000, or 4%, in revenues. Service segment revenues, which include industrial cleaning and railcar cleaning was approximately $1 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015, a decrease of approximately $846,000 or 45%. Railcar cleaning revenues decreased approximately $213,000 or 25% comparing Q3 2016 to Q3 2015and industrial cleaning services revenues decreased approximately$633,000 or 60% comparing 2016 to 2015. The decline in railcar cleaning services was a reduction in the number of railcars available for servicing. The primary reason for the decline in industrial cleaning revenue was the loss of routine maintenance services with our largest customer on April 1, 2016. In Q3 2015 this customer accounted for $649,100 in industrial cleaning services revenue whereas in Q3 2016 this customer accounted for only $19,700. In April 2016 our industrial cleaning services segment commenced opening a railcar facility in Illinois and revenue generating operations commenced May 2016, generating revenues of $249,200 in Q3 2016 to partially offset the loss of industrial service revenues from our customer noted above. Our environmental solutions segment generated revenue of approximately $1.7 million in 2016 compared to approximately $1 million in 2015, an increase of approximately $784,000 or 81%. The increase is primarily the result of increased media replacement sales comparing Q3 2016 to Q3 2015 of approximately $100,000 but mostly attributable to project revenues which increased approximately $662,000. Our solid waste segment generated $42,000 in revenue, mostly licensing fees, in Q3 2016 compared to $111,500 in Q3 2015. The solid waste disposal segment receives non-refundable licensing fees which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were approximately $3.57 million for the quarter ended September 30, 2016 compared to approximately $3.65 million for the quarter ended September 30, 2015. The decrease in operating costs of approximately $74,000 is primarily the result of a 1) a 45% decrease in service revenues resulting in a corresponding decrease in service costs of $230,700, 2) a decrease in solid waste costs of $115,100 primarily attributable to a reduction in labor, travel, freight and other costs incurred in Q3 2015 related to the startup and commissioning costs of a Coronalux™ unit in Paramount, California that stopped once the unit commenced operations in May 2015, 3) a decrease in general and administrative cost of $136,600, comparing 2016 to 2015, primarily from a decrease in professional fees, travel and research and development costs, 4) a decrease in salary related costs of $184,000, comparing 2016 to 2015, primarily attributable to a reduction is G&A salaries and wages due to a reduction in headcount, offset by, 5) an increase in product costs of $648,500 as a result of an 81% increase in product revenues. Service costs as a percentage of service revenues were essentially 114% for the quarter ended September 30, 2016 and 75% for the quarter ended September 30, 2015. The increase in the percentage of service costs to service revenues is the result of the loss in industrial cleaning service revenues effective April 1, 2016 without a corresponding reduction in overhead and other operating costs. Some resources previously allocated to servicing our significant customer were reallocated to the opening of the new rail facility in Illinois which started in April 2016. Product costs as a percentage of product revenues was 76% for the quarter ended September 30, 2016 compared to 70% for the quarter ended September 30, 2015. The primary reasons for the increase in product costs were unexpected costs overruns on one project for the quarter ended September 30, 2016.

Total non-operating other income (expense), net was $(136,400) for the quarter ended September 30, 2016 compared to $35,000 for the quarter ended September 30, 2015. For the quarter ended September 30, 2016 non-operating expenses were comprised of interest expense of $56,000, a litigation loss accrual of $48,000 and other expenses of $32,400. For the quarter ended September 30, 2015 non-operating income (expense) of $35,000 was comprised of interest expense of $5,500 offset, other expense of $1,900 offset by gain on debt settlement of $42,400. The increase in interest expense in Q3 2016 compared to Q3 2015 is due to an increase in short term financing of $200,000 and convertible debt financing of $1.25 million which increased interest costs by approximately $39,000 per quarter. This additional interest cost was not incurred in Q3 2015.

There is no provision for income taxes for the quarter ended September 30, 2016 due to prior year losses and for the quarter ended September 30, 2015, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the quarter ended September 30, 2016 of $873,800 compared to a net loss, before non-controlling interest, of $644,500 for the quarter ended September 30, 2015. The net loss attributable to SEER after deducting $83,600 for the non-controlling interest loss was $790,200 for the quarter ended September 30, 2016 compared to net loss attributable to SEER of $536,800, after deducting $107,700 in non-controlling interest loss for the quarter ended September 30, 2015. As noted above while revenues declined $131,700 comparing Q3 2016 to Q3 2015, operating expenses also declined $73,800 comparing Q3 2016 to Q3 2015. The reduction in operating expenses was partially offset by an increase in interest expense as noted above of $50,500 and litigation loss accrual of $48,000.

Results of Operations for the Nine months ended September 30, 2016 and 2015

Total revenues were approximately $8.9 million for the nine months ended September 30, 2016 compared to approximately $9.4 million for the nine months ended September 30, 2015, a decline of $538,600 or 6%. Product revenues, comprising environmental solutions were approximately $3.45 million for the nine months ended September 30, 2016 compared to $2.80 million for the nine months ended September 30, 2015. The 24% increase in environmental solutions revenue was due to additional long term contracts and from increased sales of bioactive media. Long term contract revenue increased approximately $57,000 comparing Q3 2016 to Q3 2015. Bioactive media revenues from the environmental solutions segment increased from $421,900 for the nine months ended September 30, 2015 to $839,000, and increase of $417,000. Services revenue includes industrial cleaning services and railcar cleaning services. Our railcar cleaning service revenues increased from approximately $2.26 million for the nine months ended September 30 2015 to $2.43 million for the nine months ended September 30, 2016, an increase of approximately $170,500, or 8%. The increase in the number of railcars serviced is a result of the downturn in the oil and gas market and the railcar industry transition to transporting other liquid products thus increasing railcar service opportunities. Industrial cleaning services revenues declined approximately $1.35 million, or 32%, from $4.2 million for the nine months ended September 30, 2015 to $2.8 million for the nine months ended September 30, 2016. The primary reason for the decline in industrial cleaning revenue was the loss of routine maintenance services with our largest customer effective April 1, 2016. For the nine months ended September 30, 2016 this customer accounted for $2 million in revenues whereas for the nine months ended September 30, 2015 this customer accounted for $3.6 million in industrial cleaning services revenue, a decrease of approximately $1.6 million. In April 2016 our industrial cleaning services segment commenced opening a railcar facility in Illinois and revenue generating operations commenced May 2016 generating revenues of $422,200 through September 30, 2016 to partially offset the loss of industrial service revenues from our customer noted above. Our solid waste segment generated licensing, placement fees and joint venture billings of $170,100 for the nine months ended September 30, 2016 compared to $183,400 for the nine months ended September 30, 2015. Billings to the PWS-MWS joint ventures are for costs incurred on behalf of the joint venture and in 2016 our solid waste disposal segment also generated $15,700 in income, representing our portion of the net income generated by the PWS-MWS joint ventures operations in Paramount, California where one of our CoronaLux™ units has been operating under the terms of a temporary permit issued by SCADMD since May 2015. The solid waste disposal segment receives non-refundable licensing fees which are being recognized as revenue ratably over the initial term of the agreements of between 5-7 years.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were approximately $10.3 million for the nine months ended September 30, 2016 compared to $11.6 million for the nine months ended September 30, 2015. The decrease in operating costs of approximately $1.3 is primarily the result of a 1) an increase in product revenue (environmental solutions) of $658,500 or 24% resulting in a corresponding increase in product costs of $459,300 or 24%, offset by 2) a decrease in industrial and railcar cleaning services costs of $776,500 or 15% with revenue decreasing 18%, 3) a decrease in solid waste costs of $245,000, 4) a decrease in general and administrative costs of $510,700, and 5) a decrease in salary and related costs of $51,000. Product costs as a percentage of product revenues were 69% for the nine months ended September 30, 2016 and 69% for the nine months ended September 30, 2015. Service costs as a percentage of service revenues were 81% for the nine months ended September 30, 2016 and 78% for the nine months ended September 30, 2015. Service costs include both industrial cleaning and railcar cleaning. Industrial cleaning service costs as a percentage of revenue was 90% for the nine months ended September 30, 2016 compared to 77% for the nine months ended September 30, 2015. Due to the loss of industrial services revenue from a significant customer, effective April 1, 2016, overhead costs in industrial services were not reduced relative to the reduction in industrial services revenue and resources previously allocated to servicing our significant customer were not fully utilized and were partially reallocated to the opening of a new rail facility in Illinois which started in April 2016. The month of April 2016 generated no revenue at the new rail facility as it took the entire month to get the site ready for use. Railcar cleaning services costs relative to revenues decreased from 80% for the nine months ended September 30, 2015 to 70% for the nine months ended September 30, 2016. As a result of the increase in railcars available for servicing in 2016, manpower efficiency was improved resulting in improved margins. Solid waste costs decrease from 2015 to 2016 by approximately $245,000. In 2015 startup and commissioning costs including, labor, travel, freight, supplies were incurred to get a Coronalux™ unit ready for use in Paramount California. Once operations commenced in May 2015, these costs were not incurred again so they did not repeat in 2016. In addition, the solid waste segment reduced its headcount to correspond with the level of activity thus also reducing costs in 2016. G&A expenses decreased $510,700 from approximately $2.1 million for the nine months ended September 30, 2015, to approximately $1.6 million for the nine months ended September 30, 2016. The primary reasons for the decrease in G&A expense are; 1) a reduction in travel expenses of approximately $61,000, 2) a reduction in marketing of approximately $63,000, 3) a reduction of professional fees of approximately $209,000, 4) a reduction of direct R&D expenses of approximately $108,000 offset by, 5) increase in depreciation and amortization of approximately $22,000 and 6) increase in liability insurance of approximately $29,000. Salaries and related expenses were $1.8 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015 and decrease of approximately $195,000 is attributable to a reduction in engineering and officer salaries due to reduced headcount.

Total non-operating other income (expense), net was $(308,900) for the nine months ended September 30, 2016 compared to $(1,600) for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 non-operating expenses were comprised of interest expense of $(258,300), loss contingency accrual of $(48,000) and other expense of $(2,600). For the nine months ended September 30, 2015 non-operating expenses of (1,600) was comprised of interest expense of $(45,000) offset by gain on debt settlement of $42,400 and other income of $1,000. The increase in interest expense in 2016 compared to 2015 is due to, 1) the issuance of warrants, valued at approximately $97,000, as an inducement to enter into a short term financing in Q2 2016 whereby the value of the warrants is considered additional interest costs and 2) in Q4 2015 and Q1 2016 we incurred additional convertible debt financing of $1.25 million which increased interest costs by approximately $25,000 per quarter. This additional interest cost was not incurred during the nine months ended September 30, 2015 as this convertible debt financing was net yet outstanding. In addition, we incurred interest on short term financing of $30,000 in 2016 that was not incurred in 2015.

There is no provision for income taxes for the nine months ended September 30, 2016 due to current period and prior year losses and for the nine months ended September 30, 2015, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the nine months ended September 30, 2016 of $(1,679,800) compared to a net loss, before non-controlling interest, of $(2,117,200) for the nine months ended September 30, 2015. Net loss attributable to SEER after deducting $223,100 for the non-controlling interest loss was $(1,456,700) for the nine months ended September 30, 2016 compared to net loss attributable to SEER of $(1,736,700), after deducting $380,500 in non-controlling interest loss for the nine months ended September 30, 2015. As noted above, overall revenues declined approximately 6% comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015 but virtually every category of operating expenses declined, with a total reduction of approximately $1,268,000 or 11% from 2015 to 2016. As noted above interest expense increased as a result of the increase in interest bearing debt if Q42015 and Q1 2016.

Changes in Cash Flow

Operating Activities

The Company had net cash used in operating activities for the nine months ended September 30, 2016 of $(484,300) compared to net cash provided by operating activities for the nine months ended September 30, 2015 of $229,700, a change of $714,000. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and gain on extinguishment of debt. Non-cash adjustment totaled $734,900 and $553,600 for the nine months ended September 30, 2016 and 2015, respectively, so non-cash adjustments had a greater impact on net cash provided by operating activities for the nine months ended September 30, 2016 than 2015. The net positive change in operating assets and liabilities was $460,600 and $1,793,300 for the nine months ended September 30, 2016 and 2015, respectively. The primary drivers for net cash provided by operating activities for the nine months ended September 30, 2016, despite a net loss of $(1,679,800), was an increase in accounts receivable offset by decreases in prepaid and other assets of $304,000 and costs and estimated earnings in excess of billings of $204,000. There was an increase in accounts payable and other accrued liabilities of $509,400, an increase in billings in excess of costs and estimated earnings on uncomplete projects of $112,500, an increase in deferred revenue of $47,800 and an increase in payroll taxes payable. The primary drivers for net cash provided by operating activities for the nine months ended September 30, 2015, despite a net loss of $(2,117,200), was an decrease in accounts receivable of $1,389,500, an decrease in prepaid and other assets of $150,500, an increase in deferred revenue of $620,500 which primarily represents payments from PWS licensees for which revenue has not yet been recognized, an increase in billings in excess of revenue on uncompleted contracts of $93,000, offset by a decrease of accounts payable and accrued liabilities of $118,500 and increase in costs in excess of billings on uncompleted contracts. The net positive change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016.

Investing activities

The increase in intangibles for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was $37,500 in 2016 compared to additions of $58,900 in 2015. The purchase of property and equipment was $177,300 for the nine months ended September 30, 2016 compared to $448,300 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 we received insurance proceeds of $59,000 from property damage and there were no such proceeds in 2015.

Financing Activities

Net cash provided by financing activities was $525,300 for the nine months ended September 30, 2016 compared to $603,200 for nine months ended September 30, 2015. The primary difference is that in 2016, we had proceeds for the sale of stock, short term debt financing, exercise of warrants and warrant extensions totaling $854,900 and in 2015 there were none of these proceeds. In 2016, we had proceeds of $250,000 from convertible debt whereas in 2015 we had proceeds of $1 million in convertible debt. Debt repayments were approximately $183,000 higher from the repayment of the short term debt for the nine months ended September 30, 2016 when compared to September 30, 2015.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $250,400 and $246,500 has been reserved as of September 30, 2016 and December 31, 2015, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2016 and December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2016, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

In March 2016, a complaint was filed by a lessor of property leased by REGS, a subsidiary of the Company. The month-to-month lease expired February 29, 2016, when REGS vacated the property. The landlord has made certain claims including property damage, and loss of rents, attorney fees and other costs totaling approximately $97,000. REGS has engaged defense counsel and intends to zealously oppose the claims. While the Company’s management believes the claims are without merit, the Company has accrued $48,400 as a loss against this claim.

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. The accident resulted in one fatality and injuries to another party. The two parties filed lawsuits against SEM as a result of the accident and the claims were turned over to our insurance carrier. Defense counsel was provided for and appointed by the Company’s insurance carrier. In August 2016, both claimants each filed a claim with our insurance carrier for the full amount of our insurance coverage, approximately $6 million. Later in August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code by one claimant as a result of both claimants filing for the $6 million in insurance available under our policies. SEM engaged bankruptcy counsel who filed certain motions on behalf of SEM. In September, the case was converted to a Chapter 11 under the Bankruptcy code and the Bankruptcy court granted SEM’s motion and ordered that the $6 million in insurance proceeds under our policy would be an asset of the estate of SEM. In October 2016, the Company filed a plan of reorganization with the court that allows for an equitable split of the $6 million in insurance proceeds, as determined by the two claimants, and allows for all creditors of SEM, both secured and unsecured, to be paid in full if the two claimants can come to terms with an equitable allocation of the $6 million in insurance proceeds. At this time SEM continues to manage its affairs and is currently operating normally. The ultimate outcome of this Chapter 11 proceeding is uncertain at this time. Management does not currently believe that any assets of SEM are impaired as of September 30, 2016. Operations and production are continuing uninterrupted.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, the Company issued 60,000 common stock options to employees exercisable at $.60 per share.

In the third quarter of 2016, the Company issued $250,000 in convertible debt that is convertible into 357,142 shares of its $.001 par value common stock.

In May 2016, the Company issued 500,000 warrants, in connection with a short term financing, exercisable at $.50 per share for a period of four years.

On September 30, 2016, the Company issued 50,000 warrants, in connection with a convertible debt issuance, exercisable for five years at $.85 per share and were valued at $4,900 using the Black Scholes valuation method.

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

Dated: November 14, 2016	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. By /s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer
	By	/s/ Monty Lamirato
Monty Lamirato
Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

