Form 10-K
period 2016-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2017-04-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

Yes  ☐         No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 54,525,079 shares of common stock at a price of $.62 per share for an aggregate market value of $33,805,549.

As of February 28, 2017 there were 54,538,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2016

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

Tactical Cleaning Company, LLC (“Tactical”): (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt. In 2016 Tactical expanded its operations and began rail car cleaning operations in Illinois and Maryland, as well as the cleaning of gas and propane rail cars at its Kansas facility.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of December 31, 2016.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

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

P&P Company: In February 2015, PWS and Particle Science Tech of Environmental Protection, Inc. (“Particle Science”) formed a joint venture, Particle & Paragon Environmental Solutions, Inc (“P&P”) to exploit the PWS technology in China, including Hong Kong, Macao and Taiwan. PWS and Particle Science each own 50% of P&P. Operations to date have been limited to formation of P&P and the sale and delivery of a CoronaLux™ unit to Particle Science in China.

PWS MWS Joint Venture: In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate from the South Coast Air Quality Management District (“SCAQMD”) and the California Department of Public Health. Operations to date have included the destruction of medical waste while demonstrating the ultralow emissions necessary for application of a more expansive operating permit, submitted to SCAQMD in March 2016 and SCAQMD issued a ‘Notice of Intent to Issue Permit to Operate’ in March 2017.

Segment Information

The Company currently has identified four segments as follows:

		% of Annual Revenues
		2016	2015
REGS	Industrial Cleaning	31%	42%
TCC	Rail Car Cleaning	27%	24%
MV, SEM	Environmental Solutions	40%	26%
PWS	Solid Waste	2%	8%

Reach is not currently operating but when operations commence it would be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but when operations commence it would be part of the Environmental Solutions segment.

As of December 31, 2016 and 2015, we had one customer with sales in excess of 10% of our revenue and they represented approximately 17% and 35%, of total revenues for the year ended December 31, 2016 and 2015, respectively. The loss of this customer, or a material reduction in revenue from this customer would have a material adverse effect on our business, our results of operations and our working capital. In early 2016 we were notified by this significant customer that effective April 1, 2016 we would no longer be providing routine maintenance services but still be eligible to provide other industrial cleaning services. During 2016, the loss of revenue from this customer was approximately $2.5 million. See Notes 2 and 18 to the consolidated financial statements and Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $19.3 million as of December 31, 2016 and for the years ended December 31, 2016, and 2015, we incurred net losses, before non-controlling interest, of approximately $4.7 million and $3.4 million, respectively. As of December 31, 2016 and 2015 our current liabilities exceed our current assets by approximately $4.0 million and $2.7 million, respectively. Our total liabilities exceed total assets at December 31, 2016 by approximately $2.3 million and at December 31, 2015 our total assets exceeded our total liabilities by approximately $1.0 million. The primary reason for the increase in negative working capital and the reduction in total assets over total liabilities from 2015 to 2016 is due to the impairment of Paragon CoronaLux™ waste destruction units, the impairment of a long term asset, litigation settlement costs, and the net loss incurred in 2016 as noted above. Also see Notes 2 and 11 to the consolidated financial statements. In early 2016 REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 million for the year ended December 31, 2016. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) to offset some of the lost service revenue previously derived from the refinery sector.

Realization of a major portion of our assets as of December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Business Strategy

SEER’s growth to date has been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired REGS, Tactical, and MV as wholly-owned subsidiaries. In 2015 SEM was created to provide recurring and high-margin revenue to the Company by offering an internal source of diverse media solutions that are required for the treatment of various waste and off gas streams. This also enables greater pricing flexibility by the technology solutions affiliates that, in turn, should result in increased sales of systems that leads to greater demand of media. The increased installation and demand for media change outs also creates service opportunities for the Company’s service sector. We intend to continue pursuing an aggressive strategy of both acquisitions and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets. Potential acquisitions may include businesses that secure supply chain and vendor logistics or are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

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

In 2013, PWS filed provisional and non-provisional patent applications in the name and for the benefit of SEER arising out of and related to its waste disposal technology involving a pyrolitic first phase and a “cold plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In October 2014 SEER was issued patent No. 8,870,735 for this CoronaLux™ technology. In 2014, PWS filed a provisional patent related to destruction of volatile organic compounds. A pyrolytic process is basically the decomposition of any material at elevated temperatures in a very low oxygen-containing atmosphere, as compared to conventional incineration or pyrolysis processes. In July 2016 SEER was issued patent No. 9,393,519 for this CoronaLux™ technology. The patents will expire in 2033.

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

In or around 2010, REGS retained Washington D.C.-based legal counsel specializing in resolving federal tax matters. REGS has been represented by this firm throughout all phases of this tax matter and related proceedings. In September 2011, REGS received approval from the Internal Revenue Service (“IRS”) to begin paying the outstanding federal payroll tax liability plus related interest and penalties totaling approximately $971,000, in installments (the “Installment Plan”). Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability was paid in full. Through the duration of the Installment Plan, the IRS continued to charge penalties and interest at statutory rates. If the conditions of the Installment Plan were not met, the IRS could cancel it and could demand the outstanding liability to be repaid through traditional enforcement proceedings available to the IRS. Additionally, the IRS has filed a notice of federal tax lien against certain of REGS assets in order to secure the obligation. The IRS is to release this lien if and when we pay the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay them.

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

As of December 31, 2016 and December 31, 2015, the outstanding balance due to the IRS was $993,300, and $970,500, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $192,500 and $491,200 on R&D for the years ended December 31, 2016 and 2015, respectively.

Employees

As of December 31, 2016, we employed approximately 70 full time non-union hourly and salaried employees. There is some seasonality to our business which requires us to use day laborers.

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

As of December 31, 2016, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 10% of our outstanding common stock and restricted common stock, of 45,873,448 shares, or 84% of our outstanding common stock. The average number of shares traded in any given day over the past year (approximately 29,000) has been relatively small compared to the public float. For the year ended December 31, 2016 we traded a total of 7,277,428 shares or 15% of our public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, securities similar to our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Our ability to meet our obligations as they come due could be negatively impacted if we are unable to invoice and collect from our customers in a timely manner, if our revenue levels fall below forecast, or expenses exceed what we projected, or an unexpected adverse event, or combination of events occurs. Therefore, if the timing of cash generated from operations is insufficient to satisfy our liquidity requirements, we may require access to additional funds to support our business objectives through debt restructuring, a credit facility or possibly the issuance of additional equity. Additional financing may not be available at all or, if available, may not be obtainable on terms that are favorable to us and not dilutive. As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $19.2 million as of December 31, 2016. For the years ended December 31, 2016, and 2015, we incurred net losses, before non-controlling interest, of approximately $4.7 million and $3.4 million, respectively. As of December 31, 2016 our current liabilities exceed our current assets by approximately $4.0 million.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

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

We earn a significant portion of our revenue from a relatively small number of customers. The loss of any significant customer or a material reduction in revenues from the sale of product or services, delays in delivery or acceptance of any of our products by a customer, delays in the performance of services for a customer, or delays in collection of customer receivables could have a negative impact on our business and operating results. Effective April 1, 2016 we were notified that we would no longer be providing routine maintenance services to our largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer in 2016 was approximately $2.5 million. See Note 2 to the consolidated financial statements.

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

As of December 31, 2016, J John Combs III, President, CEO and Director of SEER and Michael J. Cardillo, Founder and President of our REGS subsidiary, and Fortunato Villamagna, president of our PWS subsidiary, beneficially held approximately 16% of our outstanding common stock. The beneficial ownership of all Officers and Directors at December 31, 2016 was 16%. As a result, our directors and officers may be able to exercise substantial influence over matters submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership might cause the trading price of our common stock to decline if investors were to perceive that conflicts of interest may exist or arise over any such potential transactions. Potential future sales of common stock by our directors and executive officers, and our other principal stockholders, may cause our stock price to fall.

We depend on certain key personnel.

We are highly dependent on a limited number of key management personnel, particularly our President and CEO, J. John Combs III, Fortunato Villamagna, President of our subsidiary, PWS, Mike Cardillo, President of our subsidiary, REGS and Richard Robertson, COO of SEER and President of our subsidiary, MV Technologies. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Commerce City, CO(2)	Leased	REGS operations	8,686	1.8
Denver, CO	Leased	TC2 Rail car cleaning	1,200	1.5
Golden, CO (1)	Leased	Corporate office, MV operations	9,750	n/a
El Dorado, KS	Leased	TC2 Rail car cleaning	2,200	5.0
Danville, IL	Leased	TC2 Rail car cleaning	N/A	2.0
Baltimore, MD	Leased	TC2 Rail car cleaning	N/A	2.0

(1)	On December 16, 2013, the Company executed a new lease for 9,750 square feet of office and warehouse space that will serve as the headquarters for SEER, MV and PWS. The lease commenced on February 1, 2014 and terminates on January 31, 2019 unless otherwise extended.

(2)	REGS had been leasing their warehouse and yard space on a month to month basis after the terms of a long term lease had expired. Subsequent to year end, REGS executed a new four year lease commencing April 1, 2016 for 8,686 square feet of building and approximately 1.8 acres of yard.

ITEM 3. LEGAL PROCEEDINGS

Other than the disclosure in Note 9 to the Consolidated Financial Statements regarding the past due payroll taxes and in Note 19 to the Consolidated Financial Statements regarding the Chapter 11 Bankruptcy proceedings of SEM and the lease settlement for REGS, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

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

	For the Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$.98	$.35	$1.25	$.87
Second Quarter	$.90	$.50	$1.09	$.82
Third Quarter	$.81	$.53	$1.03	$.57
Fourth Quarter	$.67	$.45	$.80	$.43

Stockholders

As of February 28, 2017, there were approximately 85 shareholders holding 54,538,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31,2016, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q except as noted below.

During the year ended December 31, 2016, the Company sold 600,000 shares of $.001 par value common stock at $.50 per share in a private placement, receiving proceeds of $300,000.

During the year ended December 31, 2016, the Company issued 100,000 shares of its $.001 par value common stock that was issuable as of December 31, 2015.

During the year ended December 31, 2016, the Company issued 250,000 shares of its $.001 par value common stock upon exercise of common stock warrants receiving proceeds of $125,000.

During the year ended December 31, 2016, the Company treated as issued 1,200,000 shares of its $.001 par value common stock valued at $720,000 in connection with the Sterall transaction (see Note 11).

During the year ended December 31, 2016, the Company issued 80,000 common stock options to employees exercisable at $.60 per share.

During the year ended December 31, 2016, the Company issued 500,000 warrants, in connection with a short term financing, exercisable at $.50 per share for a period of four years.

In September and October, 2016, we issued 8% convertible promissory notes in the aggregate original principal amount of $355,000. In connection with the issuance of these notes, we also issued common stock purchase warrants to purchase 71,000 shares of common stock at a price of $.85 per share at any time prior to September 30, 2021 and October 17, 2021, respectively.

During the quarter ended March 31, 2017 the Company issued 13,496 shares of $.001 par value common stock in connection with the cashless exercise of 166,666 options.

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

Financial Condition

At December 31, 2016, we had approximately $4.0 million in negative working capital, which represents a decrease of approximately $1.3 million from $2.7 million in negative working capital at December 31, 2015. The significant decrease in our working capital, results primarily from the net loss, before non-controlling interest, of $4.6 million for 2016. We were notified by a significant customer that effective April 1, 2016 we would no longer be providing routine maintenance services but still would be eligible to bid on other industrial cleaning services. The reduction of revenue from this customer during the year ended December 31, 2016 was approximately $2.5 million. During the year ended December 31, 2016, the Company opened additional rail car cleaning facilities in the Midwest (Illinois) and on the East Coast (Maryland) to offset some of the lost service revenue previously derived from the refinery sector.

In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting its Offer in Compromise and in accordance with the rejection letter REGS has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The appeal submitted by REGS was denied by the IRS, however, the IRS has not taken any current action. As of December 31, 2016 the outstanding balance due to the IRS was $993,300 and REGS continues to be represented by tax counsel specializing in federal tax matters.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $19.2 million as of December 31, 2016, and $15.4 million as of December 31, 2015. For the years ended December 31, 2016, and 2015, we incurred net losses of approximately $4.6 million and $3.4 million, respectively.

Realization of a major portion of our assets as of December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations

Results of Operations for the Years Ended December 31, 2016 and 2015

Total revenues were $11.7 million and $12.6 million for the years ended December 31, 2016 and 2015, respectively. The decrease of approximately $0.9 million or 7% in revenues comparing the year ended December 31, 2016 to the year ended December 31, 2015 is primarily attributable to the decreases in revenues from our industrial cleaning segment which decreased from approximately $5.3 million in 2015 to approximately $3.7 million in 2016, a decrease of $1.6 million or approximately 30% and was primarily attributable to a single customer. Our railcar cleaning segment revenues were $3.2 million for 2016 compared to $3 million for 2015, an increase of approximately $200,000, and the increase was attributable to an increase in the number of railcars serviced during that period. Our environmental solutions segment revenue increased from $3.2 million for the year ended December 31, 2015 to $4.5 million for the year ended December 31, 2016, an increase of approximately 41%. The increase is primarily attributable to higher media replacement sales and higher long term contract revenues. Our solid waste disposal segment generated $780,500 in 2015 from the sale of 2 CoronaLux™ units, but did not generate any revenue from sales of CoronaLux™ units during 2016. The solid waste disposal segment also generated licensing and placement fees of $205,000 in 2016 and $110,000 in 2015, freight revenue of $90,000 in 2015 as a result of the delivery of CoronaLux™ units in 2015, but $0 in 2016. In addition, the solid waste disposal segment generated approximately $40,000 in other fees for 2016 compared to $60,000 in other fees for 2015. The solid waste disposal segment has received approximately $177,000 in non-refundable fees in 2016 and from inception through December 31, 2016, $815,000, which are being recognized as revenue ratably over the term of the agreements.

Operating expenses, which include cost of products, cost of services and selling, general and administrative (SG&A) expenses, fixed asset and other asset impairment and litigation settlement were approximately $16 million for the year ended December 31, 2016 compared to $16 million for the year ended December 31, 2015. 1) An increase of product cost of $1.0 million corresponds with the increase in product revenue by 41% over 2015, 2) a decrease in service costs of approximately $900,000 associated with a 16% decrease in service revenues of $1.3 million, 3) a decrease in SG&A of approximately $1.0 million comparing 2015 to 2016, this was a result of decrease of professional fees of $0.14 million, rent of $.07 million, marketing of $.07 million, salaries of $.20 million, share compensation of $0.22 million, subcontractors and fuel of $0.23 million, research and development of $0.28 million and an increase in insurance of $0.05 million and bad debts of $0.21 million, 4) a decrease in solid waste costs of approximately $1 million associated with a 77% decrease in solid waste revenues of $800,000. Service costs as a percentage of service revenues were 84% for the year ended December 31, 2016 and 79% for the year ended December 31, 2015. The decrease in margin is due to a reduced utilization of equipment and manpower as a result of the significant reduction in service revenue. In 2016 we saw a significant decrease in equipment and manpower utilization as a result of a significant decrease in revenue in 2016. Product costs as a percentage of product revenues was 76% in 2016 compared to 72% in 2015. The change is not significant but is primarily due to recurring product sales that typically have lower margins than the normal one-time long term projects that have higher margins. Solid waste costs were $1.4 million in 2015 and $315,000 in 2016. The decrease is primarily due to two factors: 1) no sales of CoronaLux ™ units in 2016 and 2) an increase in personnel to support the placement and operation of CoronaLux ™ units with customer, along with product development and product enhancement activities. SG&A expense decreased from approximately $5.64 million for the year ended December 31, 2015, to approximately $4.62 million for the year ended December 31, 2016, a decrease of approximately $1 million. The decrease in 2016 compared to 2015 was primarily due to 1) a decrease of professional fees of $0.14 million, rent of $.07 million, marketing of $.07 million, salaries of $.20 million, share compensation of $0.22 million, subcontractors and fuel of $0.23 million, research and development of $0.28 million and an increase in insurance of $0.05 million and bad debts of $0.21 million. The slight decrease in salaries and wages in 2016 was due to a reduction on corporate support staff. We impaired, in 2016, our idle CoronaLux ™ units in the amount of $809,000, our other long term asset related to Sterall in the amount of $720,000 (see Note 11) and accrued a litigation settlement in the amount of $277,000 including the related legal fees.

Total non-operating other income (expense), net was $(45,500) for the year ended December 31, 2015 compared to $(328,000) for the year ended December 31, 2016. The increase in 2016 compared to 2015 is primarily due to i) an increase in interest expense of $234,000 as a result of an increase in convertible debt and short-term debt in 2016, ii) a decrease of $50,000 in gain in settlement of debt from 2015.

There is no provision for income taxes for both the year ended December 31, 2016 and 2015, due to our net losses for both periods.

Net loss, before non-controlling interest, for the year ended December 31, 2016 was $4.6 million compared to a net loss, before non-controlling interest, of $3.4 million for the year ended December 31, 2015. The net loss attributable to SEER after deducting $753,500 for the non-controlling interest was $3.8 million for the year ended December 31, 2016 as compared to $2.8 million, after deducting $536,300 in non-controlling interest for the year ended December 31, 2015. As noted above, the 7% decrease in revenue in 2016 compared to 2015 coupled with the other expenses incurred during 2016 was the primary reason for the increase in the net loss.

Changes in Cash Flow

Operating Activities

Net cash used in operating activities during the year ended December 31, 2016 was $600,400 compared to $115,600 during the year ended December 31, 2015. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock based compensation expense and in 2016, asset impairment expense. In 2016, net non-cash adjustments totaled approximately $2.5 million and in 2015, net non-cash adjustments totaled $962,400. In 2016, the net effect of changes in operating assets and liabilities was an increase in cash by approximately $2.2 million, primarily due to the increase in accounts payable and accrued liabilities of $1.4 million, an increase of $503,000 in billings in excess of revenue on uncompleted contracts, offset by an increase of $884,600 in accounts receivable and prepaid and other assets of $288,700. The increase in accounts receivable is primarily due to the timing of invoicing on client contracts. The increase in accounts payable and accrued liabilities in 2016 was primarily increases in vendor payables due to the significant increase in environmental solutions revenue in 2016. In 2015, the net effect of changes in operating assets and liabilities was an increase in cash by approximately $2.3 million, primarily due to a decrease in accounts receivable of $1.7 million and the decrease in fixed assets from the sale of 2 CoronaLux™ units for $780,500. In 2015, other changes in operating assets and liabilities offset each other resulting in no significant change in cash.

Investing activities

Net cash used in investing activities is primarily attributable to capital expenditures. Our net cash used in investing activities was $149,800 for the year ended December 31, 2016 and $854,200 for the year ended December 31, 2015. In 2016 we had addition to property and equipment of $163,700, increases in intangible assets of $45,100 and received $59,000 of insurance proceeds.

Financing Activities

Net cash provided by financing activities was approximately $726,300 for 2016 and $783,900 for 2015. Proceeds from the sale of common stock and exercise and extension of warrants was $454,900 and $0 in 2016 and 2015, respectively. Proceeds from the issuance of convertible and short-term debt was $1,155,000 and $1,250,000 in 2016 and 2015, respectively. Payments on notes payable and capital lease obligations was $424,100 in 2015 and $863,600 in 2016 and payments on related party notes payable was $42,000 in 2015 and $20,000 in 2016.

Overall, our cash changed very minimally from 2015 to 2016 primarily due to our net loss from operations offset by lower capital expenditures, sale of common stock and exercise and extension of warrants, and debt financing in 2016 that provided some working capital to offset our operating losses.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $300,500 and $246,500 had been reserved as of December 31, 2016 and 2015, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2016 and 2015, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. For the year ended December 31, 2016, the Company recognized an impairment to five CoronaLux ™ units of $809,000. No impairment was determined as of December 31, 2015.

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

New Accounting Pronouncements Implemented

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this ASU did not have any impact on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The adoption of this ASU did not have any impact on the Company’s consolidated financial position, liquidity, or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Under the ASU, the adjustments to the provisional amounts will be recognized in the reporting period in which the adjustment amounts are determined. The adoption of this ASU did not have any impact on the Company’s consolidated financial position, liquidity, or results of operations.

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

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of great than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears on pages F-1 through F-30 under the caption “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2016, our internal control over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Joseph John Combs III, Esq., 59, CEO, Chairman, President and Secretary. Mr. Combs, a SEER Founder, is currently Chairman of the Board of Directors, and CEO. He also serves as General Counsel. Mr. Combs has been Vice President of REGS since 2004, was the founder and President of Tactical Cleaning in 2005, and remains its President. Before joining the Company he owned and operated the law firm of Combs & Associates from 1989 to 2003. Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O’hara & Samuelian, in Los Angeles from 1983 to 1987. His experience in private practice has included corporate maintenance, international finance, and business litigation. Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and was a Director and Officer of Armada Water Assets, Inc until his resignation in September 2014. For the past five years Mr. Combs has not served as a director of a public company, other than SEER. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983. Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney. Effective January 1, 2013 Mr. Combs receives an annual salary of $165,000 and participation in an incentive compensation program.

Richard Robertson, 60, Chief Operating Officer of SEER and President of MV Technologies. Prior to joining SEER, Mr. Robertson was a director with SYBRO Global, a business strategy firm focused on the clean-tech industry. From 2005 to 2012 he served as Vice President, International Division, for Greenheck Fan Corporation, a market leading supplier of air movement and control technology for buildings, infrastructure, oil and gas, and other industrial applications. There he developed and implemented the strategic plan that transformed the U.S. market leader into a global competitor, covering more than 60 countries on six continents. Mr. Robertson has also held key positions at AAF-McQuay (now Daikin), York International (now Johnson Controls), and Honeywell. He holds an Executive MBA from Rutgers University, a Bachelors of Environmental Design and B.S. Business Administration, both from the University of Colorado, Boulder and is an accredited LEED Green Associate. Effective January 9, 2017 Mr. Robertson received an annual salary of $165,000 and participation in an incentive compensation program.

Christopher H. Dieterich, 69, Director and former Secretary. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 33 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

Heidi Anderson, 46, Interim Chief Financial Officer. Ms. Anderson joined the Company on November 14, 2016 as a consultant in the role of Interim Chief Financial Officer. Ms. Anderson is a consulting Chief Financial Officer for AVL Growth Partners, LLC and provides CFO services to high trajectory businesses primarily in services, real estate, franchising and technology markets. Prior to joining AVL, Heidi was the CFO at Club Holdings, LLC and all subsidiaries, as well as the COO of their largest subsidiary, Quintess and was a co-founder and CFO of 10 til 2, a staffing business that grew over time until it was franchised in 10 states. During her tenure at Club Holdings she oversaw 7+ capital formation transactions with combined value in excess of $100 million. Ms. Anderson also previously worked in the auditing and consulting groups at KPMG, LLLP and EKS&H, LLLP. Ms. Anderson received a B.S. degree in Professional Accountancy from the Pennsylvania State University and has been a Colorado Certified Public Accountant for over 20 years. The Company pays an hourly rate for Ms. Anderson’s time expected at approximately $100,000 per year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2016 and 2015.

Name and Title	Fiscal Year	Base Salary (2)	Bonus (2)	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation

J. John Combs III	2016	$165,000	—	—	—	—	—	—	$165,000
CEO, President, Secretary	2015	$165,000	—	—	—	—	—	—	$165,000

Heidi Anderson, Interim CFO (1)	2016	$15,000	—	—	—	—	—	—	$15,000

Monty Lamirato, CFO (1)	2016	$129,000							$129,000
	2015	$153,000	—	—	—	—	—	—	$153,000

Chris Dieterich Director	2016	—	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—	—

Michael Readey	2016	$57,000	—	—	—	—	—	—	$57,000
Executive Vice President	2015	$137,000	—		—	—	—	—	$137,000

FortunatoVillamagna	2016	$165,000	—	—	—	—	—	—	$165,000
President, Paragon Waste Systems, LLC	2015	$165,000	—	—	—	—	—	—	$165,000

Mike Cardillo	2016	$140,000	—	—	—	—	—	—	$140,000
President, REGS LLC	2015	$140,000	—	—	—	—	—	—	$140,000

(1)	Paid as an outside consultant

(2)	Represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years

(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during a specific year, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 13 to our audited financial statements included in as Exhibit 99 to this Report on Form 10-K. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

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

Effective as of May 31, 2016, Dr. Readey resigned from his position as Executive Vice President.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Awards
J John Combs III, CEO, President, Secretary	—	—	—	—	—
Michael Readey, Executive VP	1/20/2014	—	600,000	$1.00	$310,600
Monty Lamirato, CFO	10/1/2013	—	200,000	$ .72	$ 46,600
Chris Dieterich, Director	—	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—	—
Mike Cardillo, President REGS	—	—		—	—

No options were exercised by the executive officers during the years ended December 31, 2016 and 2015.

On November 6, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and directed that it be presented to the shareholders for their adoption and approval. The 2013 Plan was not approved by the shareholders of the Company and on December 1, 2014 The Board of Directors terminated the Plan. No shares were ever issued pursuant to the 2013 Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2016

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(c)	Option Expiration Date
J John Combs III, CEO, President, Secretary	—	—		—
Michael Readey, Executive VP	475,000 (a)	—	$1.00	12/31/2019
Monty Lamirato, CFO	200,000(b)	—	$.72	7/1/2019
Chris Dieterich, Director	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—
Mike Cardillo, President REGS	—	—	—

(a)	600,000 options were issued on January 20, 2014 of which 100,000 options vest as of January 20, 2014 and the balance of the 500,000 options vest in a series of 12 successive equal quarterly installments of 41,666 commenting March 31, 2014 and ending December 31, 2016, subject to the option holders continuous service as of each such date.

(b)	200,000 options issued October 1, 2013 of which 16,667 shares vest as of October 1, 2013 and the balance of the 183,333 options vest in a series of 11 successive equal quarterly installments commenting January 1, 2014 and ending July 1, 2016, subject to the option holders continuous service as of each such date.

(c)	Represents weighted average exercise price.

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

The following table sets forth information regarding the beneficial ownership of Strategic Environmental & Energy Resources’ common stock as of December 31, 2016, by (i) each person known to beneficially own more than 5% of the common stock of the Company, (ii) each of the Company’s executive officers, (iii) each member of the Board of Directors of the Company and (iv) all of the executive officers and Board members as a group. As of December 31, 2016, 54,525,079 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned (1)		Percentage of Class

Joseph John Combs III CEO, President, Chairman, Secretary 751 Pine Ridge Road Golden, CO 80403	3,606,315	(2)	6.61%

Michael Cardillo President, REGS 7801 Brighton Road, Commerce City, CO 80022	3,925,316	(3)	7.20%

Chris Dieterich Director and former Secretary 751 Pine Ridge Road Golden, CO 80403	—		—

Heidi Anderson Interim Chief Financial Officer 751 Pine Ridge Road Golden, CO 80403	—		—

Fortunato Villamagna President, PWS 751 Pine Ridge Road Golden, CO 80403	1,120,000	(4)	2.05%

LPD Investments Ltd. 25025 145 North, Suite 410, The Woodlands, TX 77380	5,380,832	(7)	9.85%

Clyde Berg 10050 Bandley Drive Cupertino, CA 95014-2102	2,255,000	(5)	4.01%

Carl Berg 10050 Bandley Drive Cupertino, CA 95014-2102	3,600,000	(6)	6.59%

All Officers and Directors as a Group (5 persons)	8,651,631		15.86%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 3,825,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of 1,120,000 shares owned by Black Stone Management Services, Inc. LLC, owned 25 % by Mr. Villamagna and 75% by 3 children of Mr. Fortunato from which Mr. Fortunato has beneficial ownership.
(5)	Consists of 500,000 shares owned by Mr. Clyde Berg and warrants to purchase 1,755,000 shares of common stock, which are currently exercisable.
(6)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, and warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable
(7)	According to Form 13G filed on August 29, 2014, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and warrants to purchase 140,000 shares of common stock issued to Peter Dalrymple which are currently exercisable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. Fortunato Villamagna, who serves as President of our subsidiary PWS, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to two individuals, Mr. J. John Combs III, a shareholder and CEO/President of the Company and Mr. Michael Cardillo, a shareholder of the Company and President of a REGS. There was no value to the units at the time of the allocation. In 2013, Black Stone sold 10% of its membership units to a third party receiving 875,000 shares of common stock of the Company and other equity interests. As of December 31, 2016 and 2015 the Company owns 54% of the membership units, Black Stone owns 26% of the membership units, a third party owns 10% of the membership units and two related party individuals, noted above, each own 5% each of the membership units.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of that Agreement and will continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $156,500 for the year ended December 31, 2016 and $118,000 revenue for the year ended December 31, 2015, as such, royalties of $17,225 and $9,400 were due for 2016 and 2015, respectively.

In September 2014, the Company entered into an Equity Purchase Agreement (“Equity Agreement”) with a third party (“Seller”) whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015, the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) is greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement (December 31, 2015), the transaction may be rescinded by either Party. As of December 31, 2016 an independent appraisal was not performed and the parties, including Sterall, are continuing to negotiate an agreement. We have impaired the long-term asset in the amount of $720.000.

In December 2014, PWS, Sterall, Inc and Sterall LLC entered into a Successor-In-Interest Agreement. The Successor-In-Interest Agreement states that Sterall Inc and Sterall LLC are in the process of consolidating their business under Sterall LLC and all agreements between PWS and Sterall Inc shall be binding in all regards on Sterall LLC.

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2016 and 2015 are as follows:

	2016	2015
Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO, Mr. Combs, by a third party in 2010; due on June 1, 2016	$0	$5,000

Accrued interest	11,800	26,800
	$11,800	$73,800

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

Board Meetings and committees; annual meeting attendance

There was one board meeting held in 2016, which was attended by two directors. There was one board meeting held in 2015, which was attended by the two directors.

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

Promoters and Certain Control Persons

None

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2016 and 2015

	2016 Fees	2015 Fees

Audit Fees	$188,500	$196,700

Audit-Related Fees	—	—

Tax Fees	19,300	31,600

Total Fees	$207,800	$228,300

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2016 and 2015 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2016.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) Financial Statements

The following financial statements are included as Exhibit 99.1 and are hereby incorporated by reference:

Audited Financial Statements

(b) Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)

3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)

3.3	Bylaws of the corporation, effective February 13, 2002 (1)

4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)

4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)

4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)

10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)

10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)

10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)

10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)

10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)

10.6	SEER 2013 Equity Incentive Plan (4)

10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)

10.8	Equity Purchase Agreement – Sterall LLC

14.1	Code of Ethics (1)

21.1	Subsidiaries of Registrant (1)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer ) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.

(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.

(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013

(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014

*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2017	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By:	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

By:	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	April 14, 2017
J. John Combs III

/s/ Christopher Dieterich	Director	April 14, 2017
Christopher Dieterich.