Form 10-Q
period 2017-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2017-05-12
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of April 30, 2017 the Registrant had 54,538,575 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	Unaudited	*
ASSETS
Current assets:
Cash	$342,600	$233,200
Accounts receivable, net of allowance for doubtful accounts
of $300,500 and $300,500, respectively	2,273,600	2,029,900
Costs and estimated earnings in excess billings on uncompleted contracts	—	13,600
Prepaid expenses and other current assets	1,033,800	535,900
Total current assets	3,650,000	2,812,600
Property and equipment, net	2,795,800	2,961,300
Intangible assets, net	712,900	738,000
Other assets	25,600	25,600
TOTAL ASSETS	$7,184,300	$6,537,500

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,338,800	$2,158,500
Accrued liabilities	1,462,900	1,469,100
Billings in excess of costs and estimated earnings on uncompleted contracts	956,500	1,090,800
Deferred revenue	188,300	188,300
Payroll taxes payable	999,000	993,300
Customer deposits	330,000	330,000
Current portion of notes payable and capital lease obligations	1,280,300	571,800
Notes payable - related parties, including accrued interest	11,800	11,800
Total current liabilities	7,567,600	6,813,600

Deferred revenue, non-current	236,500	283,600
Notes payable and capital lease obligations, net of current portion	1,749,500	1,751,500
Total liabilities	9,553,600	8,848,700

Commitments and contingencies

Stockholders’ Equity):
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 55,038,575 and	55,000	54,500
54,525,079 shares issued, issuable** and outstanding 2017 and 2016, respectively
Common stock subscribed	25,000	25,000
Additional paid-in capital	19,438,900	19,077,600
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(19,642,200)	(19,273,500)
Total stockholders’ equity	(148,300)	(141,400)
Non-controlling interest	(2,221,000)	(2,169,800)
Total equity	(2,369,300)	(2,311,200)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,184,300	$6,537,500

*These numbers were derived from the audited financial statements for the year ended December 31, 2016.   See accompanying notes

**Includes 500,000 shares issuable at March 31, 2017 per terms of short-term note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Products	$1,689,000	$572,800
Services	2,436,000	2,860,100
Solid waste	69,300	71,600
Total revenue	4,194,300	3,504,500

Operating expenses:
Products costs	1,178,400	368,100
Services costs	1,789,500	1,690,300
Solid waste costs	57,300	103,900
General and administrative expenses	568,200	570,000
Salaries and related expenses	587,800	690,700
Total operating expenses	4,181,200	3,423,000

Income (loss) from operations	13,100	81,500

Other income (expense):
Interest expense	(427,100)	(47,700)
Other	(5,900)	13,000
Total non-operating expense, net	(433,000)	(34,700)

Net income (loss)	(419,900)	46,800
Less: Net loss attributable to non-controlling interest	(51,200)	(82,600)
Net income attributable to SEER common stockholders	$(368,700)	$129,400

Net loss per share, basic and diluted	$(0.01)	*

Weighted average shares outstanding – basic and diluted	54,532,727	52,593,211

•	Less than $(.01) per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2017	2016
Net income (loss)	$(419,900)	$46,800
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191,900	194,300
Stock-based compensation expense	17,000	29,600
Non-cash expense for interest, common stock issued for debt penalty	345,000	—
Non-cash expense for interest, warrants – accretion of debt discount	1,600	1,200
Gain on disposition of assets	—	(12,800)
Changes in operating assets and liabilities:
Accounts receivable	(243,700)	(380,700)
Costs in Excess of billings on uncompleted contracts	13,600	111,400
Prepaid expenses and other assets	(59,600)	146,900
Accounts payable and accrued liabilities	174,100	156,200
Billings in excess of revenue on uncompleted contracts	(134,300)	26,900
Deferred revenue	(47,100)	(4,600)
Payroll taxes payable	5,700	5,700
Net cash provided by operating activities	(155,700)	320,900
Cash flows from investing activities:
Insurance proceeds from property damage	—	39,300
Purchase of property and equipment	(1,300)	(136,700)
Purchase of intangibles	—	(20,300)
Net cash used in investing activities	(1,300)	(117,700)
Cash flows from financing activities:
Payments of notes payments and capital lease obligations	(183,600)	(124,500)
Payments of related party notes payable and accrued interest	—	(20,000)
Proceeds from short-term notes	450,000	25,000
Proceeds from warrant extensions	—	22,000
Proceeds from the sale of common stock and warrants, net of expenses	—	300,000
Net cash provided by (used in) financing activities	266,400	202,500
Net increase in cash	109,400	405,700
Cash at the beginning of period	233,200	257,100
Cash at the end of period	$342,600	$662,800

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,400	$33,400
Financing of prepaid insurance premiums	$438,300	$278,600

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

The two majority-owned subsidiaries are; 1) Paragon Waste Solutions, LLC (“PWS”) and 2) ReaCH4Biogas (“Reach”). PWS is currently owned 54% by SEER (see Note 7) and Reach is owned 85% by SEER.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended March 31, 2017 and 2016.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $19.6 million as of March 31, 2017, and $19.3 million as of December 31, 2016. For the three months ended March 31, 2017 we had net loss before adjustment for losses attributable to non-controlling interest of approximately $419,900 and for the year ended December 31, 2016, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $4.7 million. The Company had a working capital deficit of approximately $3.9 million at March 31, 2017, an improvement of approximately $100,000 in the working capital deficit of $4 million at December 31, 2016. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 for the year ended December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2016.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Going Concern, continued

Realization of a major portion of our assets as of March 31, 2017 and December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) during 2016 to offset some of the lost revenue previously derived from the refinery sector. Revenue from the new rail car cleaning facilities began in mid-2016 (Illinois) and fourth quarter of 2016 (Maryland) and both locations are experiencing monthly revenue growth for the three months ending March 31, 2017. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either though our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 14, 2017 for the years ended December 31, 2016 and 2015.

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

Product revenue generated from projects, which include the manufacturing of products, for removal and treatment of hazardous vapor and gasses is accounted for under the percentage-of-completion method for projects with durations in excess of three months and the completed-contract method for all other projects. Total estimated revenue includes all of the following: (1) the basic contract price, (2) contract options, and (3) change orders. Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are “change orders” and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the percentage-of-completion method, we recognize revenue primarily based on the ratio of costs incurred to date to total estimated contract costs. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $600 and $48,500 for the three months ended March 31, 2017 and 2016, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2017 and 2016 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2017 and December 31, 2016. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2015. The tax periods for the years ending December 31, 2009 through 2015 are open to examination by federal and state authorities.

Recently issued accounting pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU’s.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2017	December 31, 2016
Field and shop equipment	$2,292,700	$2,292,700
Vehicles	689,700	689,700
Waste destruction equipment, placed in service	1,355,400	1,355,400
Waste destruction equipment, not placed in service	656,200	656,200
Furniture and office equipment	326,600	325,300
Leasehold improvements	65,400	65,400
Building and improvements	21,200	21,200
Land	162,900	162,900
	5,570,100	5,568,800
Less: accumulated depreciation and amortization	(2,774,300)	(2,607,500)
Property and equipment, net	$2,795,800	$2,961,300

Depreciation expense for the three months ended March 31, 2017 and 2016 was $166,700 and $171,500, respectively. For the three months ended March 31, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $142,400 and $24,300 respectively. For the three months ended March 31, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $147,300 and $24,200, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $335,875 and $206,300 for the three months ended March 31, 2017 and 2016, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31
	2017	2016
Vehicles, field and shop equipment	$462,700	$462,700
Less: accumulated amortization	(246,200)	(222,800)
	$216,500	$239,900

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,069,500	(634,400)	435,100
Trade name	57,300	(57,300)	—
	$1,447,100	$(734,200)	$712,900

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,069,500	(609,300)	460,200
Trade name	57,300	(57,300)	—
	$1,447,100	$(709,100)	$738,000

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $25,100 and $22,800 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2017	December 31, 2016
Accrued compensation and related taxes	$644,000	$644,800
Accrued interest	121,500	58,900
Accrued litigation claims	219,300	277,500
Other	478,100	487,900
Total Accrued Liabilities	$1,462,900	$1,469,100

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2017	2016
Revenue Recognized	$1,184,968	$324,500
Less: Billings to date	(1,184,968)	(310,900)
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$13,600

Billings to date	$2,141,468	$3,063,500
Revenue recognized	(1,184,968)	(1,972,700)
Billings in excess of costs and estimated earnings on uncompleted contracts	$956,500	$1,090,800

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. At March 31, 2017 and December 31, 2016 the Company owned 54% of the membership units, Black Stone owned 26% of the membership units, an outside third party 10% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

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

Since its inception through March 31, 2017, we have provided approximately $5.7 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

Licensing Agreements

In 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit was delivered during the year ending December 31, 2014, and five units are pending delivery at March 31, 2017. Sterall paid a non-refundable placement fee of $236,300 for the unit delivered in 2014. The fee is being recognized over the term of the agreement. Sterall also has paid a deposit of $330,000 for the five units ordered and a balance of $851,500 is still owed and has been fully reserved by the Company.

On February 22, 2014, SEER and PWS entered into an Agreement with Daniel McAteer & Associates (“DMA”) to develop, permit and exploit the PWS waste destruction technology in Ireland and United Kingdom (“Limited Territory”). The Agreement called for the formation of a Joint Venture to be owned 50% by SEER and 50% by DMA. In accordance with the agreement, DMA was to pay a one-time license fee of $350,000 for an exclusive license for the limited purpose of medical waste destruction in the Limited Territory. On June 10, 2014 Paragon Waste (UK) Ltd (“Paragon UK”, “UK Joint Venture”), was formed in accordance with the laws of Northern Ireland. A total of 300,100 shares were issued upon formation, 100 Ordinary A voting shares were issued, of which PWS received 50 Ordinary A shares and 300,000 Ordinary B non-voting shares were issued. In 2015, the Agreement with DMA was amended to where Paragon UK purchased the CoronaLux™ unit from PWS for $350,000. Operations to date of the Paragon UK Joint Venture have been limited to formation, the delivery of a CoronaLux™ unit with a third party in the United Kingdom and application and permitting efforts with regulatory entities. As of March 31, 2017 a balance of $176,000 is still owed and has been fully reserved by the Company.

On March 4, 2014, PWS entered into a Licensing and Equipment Lease Agreement with eCycling International of South Carolina, LLC (“eCycling”). The License Agreement grants to eCycling the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of five years and requires a payment of $176,875 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. eCycling originally paid the $176,875 placement fee to PWS and an additional $176,875 per the amended agreement during the year ended December 31, 2016 and the revenue is being recognized over the term of the Agreement. eCycling is still in the process of permitting the unit, and therefore, has not yet generated any NOP.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

On November 17, 2014, PWS entered into an Exclusive Licensing and Equipment Lease Agreement, for a limited license territory, with Medical Waste Services, LLC (“MWS”). The License Agreement grants to MWS the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of seven years and requires a payment of $225,000 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. MWS has received approval from the California Department of Public Health and a restricted permit from the South Coast Air Quality Management District (“SCAQMD”) to operate the CoronaLux™ unit licensed by MWS at its facility in Southern California. Operations to date have included the destruction of medical waste under a temporary operating permit issued by SCAQMD since May 2015 and efforts to obtain a full operating permit from SCAQMD were successful and SCAQMD issued a ‘Notice of Intent to Issue Permit to Operate’ in March 2017.

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

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016 and are recognized as revenue ratably over the term of the contract.

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

As of March 31, 2017 and December 31, 2016, the outstanding balance due to the IRS was $976,200, and $970,500, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 9 – DEBT

Debt as of March 31, 2017 and December 31, 2016, was comprised of the following:

	2017	2016
Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019 , convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company	1,605,000	1,605,000
Debt discount on convertible notes	(13,200)	(14,900)

Secured short term note payable dated October 24, 2016 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in April 2017. The penalty period for shares to be issued has been reached and for the three months ended March 31, 2017, the Company recorded 300,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $210,000 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement.	200,000	200,000

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Secured short term note payable dated December 1, 2016 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached and for the three months ended March 31, 2017, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $135,000 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement.	200,000	200,000

Secured short term note payable dated January 23, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, no shares have yet been issued.	200,000	—

Secured short term note payable dated March 30, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has not been reached.	250,000	—

Note payable dated October 13, 2015, interest at 8% per annum, payable in 24 monthly installments of principal and interest $4,523, due October 1, 2017. Secured by certain assets of SEM and guaranteed by SEER and MV	30,800	43,600

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV	169,800	180,000

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $44,706, due November 1, 2017	306,400	—

Capital lease obligations, secured by certain assets, maturing through March 2019	81,000	109,600
Total notes payable and capital lease obligations	3,029,800	2,323,300
Less: current portion	(1,280,300)	(571,800)
Notes payable and capital lease obligations, long-term, including debt discount	$ 1,749,500	$ 1,751,500

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $47,100 for the three months ended March 31, 2017 and $156,500 for the year ended December 31, 2016, as such, royalties of approximately $19,600 and $17,200 were due at March 31, 2017 and December 31, 2016, respectively.

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

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux unit at an MWS facility, and subsequently received a limited permit to operate. Operations to date have included the destruction of medical waste. For the three months ended March 31, 2017 and the year ended December 31, 2016, PWS has recorded $6,200 and $15,700 in income which represents their 50% interest in the net income of the joint venture, respectively. In addition, for the three months ended March 31, 2017 and the year ended December 31, 2016, PWS billed the joint venture approximately $16,000 and $68,000 in costs incurred on behalf of the joint venture, respectively.

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

As of December 31, 2015 an independent appraisal was not performed and the Amended Equity Agreement expired by its terms. The 1,200,000 shares subject to the original Equity Agreement and the Amended Equity Agreement became unrestricted in 2016 and are now considered issued and outstanding. The shares were valued at $720,000 and have been recorded as a long term other asset pending resolution of claims by the parties involved related to the Sterall licensing agreement from September 2013, Sterall equipment deposits of $330,000 from 2014 and the equity purchase agreement noted above. As of December 31, 2016, a settlement has not been reached by the parties however, they continue to negotiate an agreement and an impairment of the long term asset in the amount of $720.000 was recorded by the Company.

NOTE 11 – EQUITY TRANSACTIONS

2017

During the three months ended March 31, 2017, the Company recorded 500,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the three months ended March 31, 2017, the Company issued 13,496 shares of its $.001 par value common stock upon the cashless exercise of 166,666 common stock options.

During the three months ended March 31, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly installments of 56,250 commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

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

NOTE 12 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers and one customer for the three months ended March 31, 2017 and 2016 that represented approximately 25% and 55%, respectively, of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2017	2016
Warrants	9,665,400	9,314,400
Options	1,190,000	1,055,000
Convertible notes payable, including accrued interest	2,384,300	1,136,400
Contingently issuable shares, Sterall LLC	—	1,200,000
	13,239,700	12,705,800

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

Reach has had minimal operations through March 31, 2017.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Segment information for the three months ended March 31, 2017 and 2016 is as follows:

2017	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$1,411,100	$1,024,900	$1,689,000	$69,300	$—	$4,194,300
Depreciation and amortization (1)	83,000	10,400	40,700	32,800	25,000	191,900
Interest expense	6,300	200	4,800	100	415,700	427,100
Stock-based compensation	—	—	—	—	17,000	17,000
Net income (loss)	123,800	207,600	217,400	(111,300)	(806,200)	(368,700)
Capital expenditures (cash and noncash)	—	—	1,320	—	—	1,320
Total assets	$1,576,700	$687,500	$2,114,000	$1,795,100	$1,011,000	$7,184,300

2016	Industrial	Railcar	Environmental	Solid
	Cleaning	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$1,984,900	$875,200	$572,800	$71,600	$—	$3,504,500
Depreciation and amortization (1)	87,700	10,800	40,100	33,300	22,400	194,300
Interest expense	8,000	2,400	6,500	400	30,400	47,700
Stock-based compensation	—	—	—	—	29,600	29,600
Net income (loss)	583,000	186,600	(97,200)	(168,700)	(456,900)	46,800
Capital expenditures (cash and noncash)	110,700	13,200	9,000	3,800	—	136,700
Total assets	$2,187,000	$746,500	$1,717,400	$2,967,100	$574,300	$8,192,300
(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 16 – LITIGATION

In March 2016, a complaint was filed by a lessor of property leased by REGS, a subsidiary of the Company. The month-to-month lease expired February 29, 2016, when REGS vacated the property. The landlord made certain claims including property damage, and loss of rents, attorney fees and other costs totaling approximately $97,000. REGS engaged defense counsel and zealously opposed the claims. In December 2016, the Company and the lessor reached a settlement of $65,000. At March 31, 2017 and December 31, 2016 $6,800 and $39,000 was outstanding, respectively, and subsequently paid in 2017 per the terms of the settlement agreement. The case was dismissed with prejudiced and the matter is closed.

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 - SUBSEQUENT EVENTS

In April 2017, the Company paid one short-term note for $200,000 in full with accrued interest. The penalty period for shares to be issued was reached and the Company recorded 300,000 common stock shares as issuable at March 31, 2017 and will record another 50,000 shares as issuable in April 2017. These shares will be issued in the second quarter of 2017.

The Company will issue an additional 350,000 common stock shares related to penalty on three short-term note penalty periods through May 15, 2017.

Effective as of May 1, 2017, we entered into an agreement with Donald F. Moorehead, Jr. in connection with his services as Chairman of the Board of SEER and CEO of Paragon Waste Services (PWS). Mr. Moorhead’s agreement provides for an initial payment of $30,000 and subsequent monthly payments of $5,000. Additionally, Mr. Moorhead will receive 1,000,000 common stock options with strike price of $0.70 and vests over two years at 125,000 per quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on April 14, 2017. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Tactical Cleaning Company, LLC (“Tactical”): (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt. Tactical is now permitted to operate a flare at its Kansas facility and will continue the expansion of its operations in 2017 in both the cleaning of gas and propane rail cars.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of March 31, 2017.

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

PWS MWS Joint Venture: In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate from the South Coast Air Quality Management District (“SCAQMD”) and the California Department of Public Health. Operations to date have included the destruction of medical waste under a temporary operating permit issued by SCAQMD since May 2015 and efforts to obtain a full operating permit from SCAQMD were successful and SCAQMD issued a ‘Notice of Intent to Issue Permit to Operate’ in March 2017.

SEER’s Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $19.6 million as of March 31, 2017, and $19.3 million as of December 31, 2016. For the three months ended March 31, 2017 we had net loss before adjustment for losses attributable to non-controlling interest of approximately $419,900 and for the year ended December 31, 2016, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $4.7 million. The Company had a working capital deficit of approximately $3.9 million at March 31, 2017, an improvement of approximately $100,000 in the working capital deficit of $4 million at December 31, 2016. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 for the year ended December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of our assets as of March 31, 2017 and December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) during 2016 to offset some of the lost revenue previously derived from the refinery sector. Revenue from the new rail car cleaning facilities began in mid-2016 (Illinois) and fourth quarter of 2016 (Maryland) and both locations are experiencing monthly revenue growth for the three months ending March 31, 2017. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either though our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Total revenues were approximately $4.2 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in revenue comparing Q1 2017 to Q1 2016 is driven by an increase of approximately $1.1 million or 195% in the environmental solutions revenue, offset by an approximate $425,000 reduction or 15% in services revenue. The increase in the environmental solutions revenue is due to greater long term contract revenue, one time revenue and recurring media sales to new and existing customers. Our railcar cleaning service revenues increased approximately $150,000, or 17%. The increase in the number of railcars serviced is a result of the downturn in the oil and gas market, and the railcar industry transition to transporting other liquid products thus increasing service opportunities. Industrial cleaning services revenues was down approximately $574,000 due to the loss of a refinery customer in April 2016. Solid waste revenues were relatively flat at approximately $70,000, in both Q1 2017 to Q1 2016.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $4.2 million for the quarter ended March 31, 2017 compared to $3.4 million for the quarter ended March 31, 2016. The increase in operating costs of approximately $700,000 is primarily the result of a 1) a 195% increase in environmental solutions revenue resulting in a 220% increase in environmental solutions costs, 2) an increase in industrial and railcar cleaning services costs of approximately $100,000. Service costs as a percentage of service revenues were 73% for the quarter ended March 31, 2017 and 59% for the quarter ended March 31, 2016. In Q1 2016 the services segment was able to fully utilize our manpower to where they were fully chargeable and based on the type of work we were able to utilize and bill our own equipment and rent less third party equipment. The services segment did not experience that same utilization of manpower in Q1 2017. Product costs as a percentage of product revenues were 70% for the quarter ended March 31, 2017 and 64% for the quarter ended March 31, 2016. The decrease in margin costs for the product sales is due to higher costs of chemical absorbents. G&A expenses remained relatively constant for the quarters ended March 31, 2017 and 2016. Salaries and related expenses were $587,800 for the quarter ended March 31, 2017 compared to $690,700 for the quarter ended March 31, 2016 a decrease of $102,900. The decrease is attributable to a decrease in staffing at the industrial services segment and administrative employees.

Total non-operating other income (expense), net was $(433,000) for the quarter ended March 31, 2017 compared to $(34,700) for the quarter ended March 31, 2016. For the quarter ended March 31, 2017 non-operating expenses were comprised of interest expense of $(427,100) and other expenses of $(5,900). For the quarter ended March 31, 2016 non-operating expenses were comprised of interest expense of $(47,700) offset by other income of $13,000. The increase in interest expense in Q1 2017 compared to Q1 2016 was an increase in interest bearing debt, in particular short-term debt of $850,000 added in Q4 2016 and Q1 2017. Additionally, that short-term debt resulted in penalty shares issuable at March 31, 2017 valued at $345,000.

There is no provision for income taxes for the quarter ended March 31, 2017 due to prior year losses and for the quarter ended March 31, 2016, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the quarter ended March 31, 2017 $(419,900) compared to net income, before non-controlling interest, of $46,800 for the quarter ended March 31, 2016. Net loss attributable to SEER after deducting $51,200 for the non-controlling interest loss was $(368,700) for the quarter ended March 31, 2017 compared to net income attributable to SEER of $129,400, after deducting $82,600 in non-controlling interest loss for the quarter ended March 31, 2016. As noted above, although revenues increased when comparing Q1 2017 to Q1 2016, our margins on both the service revenues and environmental solutions decreased due to lower utilization of manpower and owned equipment as well as higher cost of chemical absorbents. In addition, general and administrative expense were fairly consistent between Q1 2017 compared to Q1 2016 and salaries and related expenses decreased approximately $100,000 in Q1 2017 compared to Q1 2016.

Changes in Cash Flow

Operating Activities

The Company had net cash used in operating activities for the three months ended March 31, 2017 of $(155,700) compared to net cash provided by operating activities for the three months ended March 31, 2016 of $320,900, a decrease of nearly $477,000. Cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and non-cash interest expense related to issuable common stock shares as penalty for delay in repayment of short-term notes. Non-cash adjustment totaled $555,500 and $212,300 for the three months ended March 31, 2017 and 2016, respectively, so non-cash adjustments had a significantly larger impact on net cash provided by operating activities for Q1 2017 when compared to Q1 2016. For the three months ended March 31, 2017, the net negative change in operating assets and liabilities was $(282,300) compared to the three months ended March 31, 2016 where the net positive change in operating assets and liabilities, as described above, was $61,800. The negative change in operating assets and liabilities had a much greater impact on net cash used by operating activities for Q1 2017 compared to Q1 2016.

Investing activities

The purchase of property, equipment and intangibles were significantly lower in Q1 2017 compared to Q1 2016. In Q1 2017 the additions totaled $1,300 compared to additions in Q1 2016 of $157,000. In Q1 2016 we received insurance proceeds of $39,300 from property damage and there were no such proceeds in Q1 2017.

Financing Activities

Net cash provided by financing activities was $266,400 for the three months ended March 31, 2017 compared to net cash provided by financing activities of $202,500 for the three months ended March 31, 2016. The primary difference is that in Q1 2017, we had proceeds from short-term notes of $450,000, whereas in Q1 2016, we had proceeds for the sale of stock, exercise of warrants and warrant extensions totaling $347,000.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $300,500 and $300,500 has been reserved as of March 31, 2017 and December 31, 2016, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2017. As of December 31, 2016 the Company determined an impairment to five CoronaLux ™ units of $809,000 incurred due to lack of sale or license of the five units for a period of more than 12 months since completion of the units.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2017, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, the Company recorded 500,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements for reaching the penalty period for non-payment.

During the three months ended March 31, 2017, the Company issued 13,496 shares of its $.001 par value common stock upon the cashless exercise of 166,666 common stock options.

During the three months ended March 31, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly installments of 56,250 commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

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

Dated: May 12, 2017	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer