Form 10-Q
period 2017-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2017-08-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2017 the Registrant had 55,038,575 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	Unaudited	*
Current assets:
Cash	$287,300	$233,200
Accounts receivable, net of allowance for doubtful accounts of $235,500 and $235,500, respectively	742,000	1,188,100
Costs and estimated earnings in excess billings on uncompleted contracts	112,300	13,600
Assets held for sale	1,108,900	1,024,600
Prepaid expenses and other current assets	631,800	518,500
Total current assets	2,882,300	2,978,000
Property and equipment, net	2,558,100	2,805,100
Intangible assets, net	650,600	738,000
Other assets	60,000	16,400
TOTAL ASSETS	$6,151,000	$6,537,500

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,016,300	$1,643,500
Accrued liabilities	1,652,800	1,381,000
Billings in excess of costs and estimated earnings on uncompleted contracts	250,400	1,090,800
Deferred revenue	188,300	188,300
Payroll taxes payable	986,300	993,300
Customer deposits	330,000	330,000
Liabilities held for sale	835,800	603,100
Current portion of notes payable and capital lease obligations	929,200	571,800
Notes payable - related parties, including accrued interest	11,800	11,800
Total current liabilities	7,200,900	6,813,600
Deferred revenue, non-current	189,400	283,600
Notes payable and capital lease obligations, net of current portion	1,729,400	1,751,500
Total liabilities	9,119,700	8,848,700

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 55,738,575 and
54,525,079 shares issued, issuable** and outstanding 2017 and 2016, respectively	55,500	54,500
Common stock subscribed	25,000	25,000
Additional paid-in capital	20,175,600	19,077,600
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(20,938,800)	(19,273,500)
Total stockholders’ equity	(707,700)	(141,400)
Non-controlling interest	(2,261,000)	(2,169,800)
Total equity	(2,968,700)	(2,311,200)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,151,000	$6,537,500

*These numbers were derived from the audited financial statements for the year ended December 31, 2016. See accompanying notes.

**Includes 700,000 shares issuable at June 30, 2017 per terms of short-term note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2017	2016	2017	2016
Products	$1,862,500	$1,132,600	$3,551,500	$1,705,400
Services	555,500	271,400	1,390,000	2,256,200
Licensing	74,500	56,500	143,900	128,100
Total revenue	2,492,500	1,460,500	5,085,400	4,089,700
Operating expenses:
Products costs	1,227,700	697,400	2,406,100	1,065,500
Services costs	857,100	534,500	1,508,500	1,631,300
Solid waste costs	53,000	61,700	110,300	165,600
General and administrative expenses	750,200	471,600	1,293,700	968,100
Salaries and related expenses	534,400	591,900	1,039,200	1,250,300
Total operating expenses	3,422,400	2,357,100	6,357,800	5,080,800
Income (Loss) from operations	(929,900)	(896,600)	(1,272,400)	(991,100)
Other income (expense):
Interest expense	(529,600)	(154,600)	(956,500)	(199,500)
Other	(600)	15,800	(5,900)	28,500
Total non-operating expense, net	(530,200)	(138,800)	(962,400)	(171,000)
Net loss from continuing operations	(1,460,100)	(1,035,400)	(2,234,800)	(1,162,100)
Discontinued operations, net of tax	123,600	166,900	478,300	340,400
Net loss before earnings from equity method joint ventures	(1,336,500)	(868,500)	(1,756,500)	(821,700)
Income from equity method joint ventures	—	15,700	—	15,700
Net loss	(1,336,500)	(852,800)	(1,756,500)	(806,000)
Less: Net loss attributable to non-controlling interest	(40,000)	(56,900)	(91,200)	(139,500)
Net loss attributable to SEER common stockholders	$(1,296,500)	$(795,900)	$(1,665,300)	$(666,500)
Net loss per share from continuing operations	$(.03)	$(.03)	$(.04)	$(.02)
Discontinued operations	$.01	$.01	$.01	$.01
Net income (loss) per share, basic and diluted	$(.02)	$(.02)	$(.03)	$(.01)
Weighted average shares outstanding – basic and diluted	54,708,905	54,470,134	54,621,302	54,131,672

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2017	2016
Net loss	$(1,756,500)	$(806,000)
Income from discontinued operations	478,300	340,400
Net loss from continuing operations	(2,234,800)	(1,146,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	65,300
Depreciation and amortization	408,700	359,400
Stock-based compensation expense	56,800	72,500
Non-cash expense for interest, common stock issued for debt penalty	820,000	—
Non-cash expense for interest, warrants – accretion of debt discount	4,000	99,500
Non-cash expense for extension of warrants	83,600	—
Gain on disposition of assets	—	(25,600)
Changes in operating assets and liabilities:
Accounts receivable	446,100	148,200
Costs in Excess of billings on uncompleted contracts	(98,700)	114,700
Prepaid expenses and other assets	281,400	(95,900)
Accounts payable and accrued liabilities	644,600	(361,400)
Billings in excess of revenue on uncompleted contracts	(840,400)	362,900
Deferred revenue	(94,200)	(22,200)
Payroll taxes payable	(7,000)	11,400
Net cash provided by operating activities	(529,900)	(417,600)
Cash flows from investing activities:
Insurance proceeds from property damage	—	59,000
Purchase of property and equipment	(61,700)	(156,100)
Proceeds (purchases) of intangibles	2,400	(28,100)
Net cash used in investing activities	(59,300)	(125,200)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(557,000)	(455,200)
Payments of related party notes payable and accrued interest	—	(20,000)
Proceeds from short-term notes	450,000	200,000
Proceeds from exercise of warrants	—	25,000
Proceeds from warrant extensions	138,600	29,900
Proceeds from the sale of common stock and warrants, net of expenses	—	400,000
Net cash provided by (used in) financing activities	31,600	179,700
Net cash flows from discontinued operations	611,700	361,100
Net increase in cash	54,100	(2,000)
Cash at the beginning of period	233,200	257,100
Cash at the end of period	$287,300	$255,100

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,300	$98,000
Financing of prepaid insurance premiums	$175,300	$278,600
Issuance of common stock for other assets	$—	$720,000

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has four wholly-owned subsidiaries, three in continuing operations and one classified as discontinued operations, and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The four wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities and the assets and liabilities of three locations of this subsidiary which provided fixed rail car cleaning were sold along with Tactical assets and liabilities in July 2017; 2) Tactical Cleaning Company, LLC (“Tactical”), provides proprietary cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas and substantially all of the assets and liabilities of this subsidiary were sold in July 2017; 3) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas and odor control systems primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 4) SEER Environmental Materials, LLC,(“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended June 30, 2017 and 2016.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $20.9 million as of June 30, 2017, and $19.3 million as of December 31, 2016. For the six months ended June 30, 2017 we had net loss before adjustment for losses attributable to non-controlling interest of approximately $1.8 million and for the year ended December 31, 2016, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $4.7 million. The Company had a working capital deficit of approximately $4.3 million at June 30, 2017, an increase of approximately $300,000 in the working capital deficit of $4 million at December 31, 2016. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 for the year ended December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2016.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION, continued

Going Concern, continued

Realization of a major portion of our assets as of June 30, 2017 and December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) during 2016 and in the Jersey Coast (Pennsylvania) in 2017 to offset some of the lost revenue previously derived from the refinery sector. Revenue from the new rail car cleaning facilities began in mid-2016 (Illinois), fourth quarter of 2016 (Maryland) and second quarter 2017 (Pennsylvania) and both Illinois and Maryland locations are experiencing monthly revenue growth for the six months ending June 30, 2017. These three rail car cleaning facilities are included with the Tactical rail car cleaning facilities in assets and liabilities held for sale at June 30, 2017 and 2016, and as discontinued operations for the three and six months ended June 30, 2017 and 2016. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either through our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $3,900 and $100,000 for the six months ended June 30, 2017 and 2016, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended June 30, 2017 and 2016 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2017 and December 31, 2016. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2017	December 31, 2016
Field and shop equipment	$1,966,600	$1,907,500
Vehicles	689,700	690,000
Waste destruction equipment, placed in service	1,355,400	1,299,500
Waste destruction equipment, not placed in service	656,200	712,100
Furniture and office equipment	322,600	319,700
Leasehold improvements	10,000	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	5,184,600	5,122,900
Less: accumulated depreciation and amortization	(2,626,500)	(2,317,800)
Property and equipment, net	$2,558,100	$2,805,100

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – PROPERTY AND EQUIPMENT, continued

Depreciation expense for the three months ended June 30, 2017 and 2016 was $167,300 and $155,500, respectively and for the six months ended June 30, 2017 and 2016 was $323,700 and $316,400, respectively. For the three months ended June 30, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $142,600 and $24,700 respectively. For the six months ended June 30, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $274,700 and $49,000, respectively. For the three months ended June 30, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $131,400 and $24,100 respectively. For the six months ended June 30, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $268,100 and $48,300, respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $381,900 and $238,800 as of June 30, 2017 and 2016, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30,	December 31
	2017	2016
Vehicles, field and shop equipment	$462,700	$462,700
Less: accumulated amortization	(269,700)	(222,800)
	$193,000	$239,900

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,069,500	(696,700)	372,800
Trade name	54,900	(54,900)	—
	$1,444,700	$(794,100)	$650,600

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,069,500	(609,300)	460,200
Trade name	57,300	(57,300)	—
	$1,447,100	$(709,100)	$738,000

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $62,300 and $22,800 for the three months ended June 30, 2017 and 2016, respectively and $85,000 and $43,000 for the six months ended June 30, 2017 and 2016, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2017	December 31, 2016
Accrued compensation and related taxes	$666,300	$644,800
Accrued interest	128,400	58,900
Accrued litigation claims	183,300	277,500
Other	674,800	399,800
Total Accrued Liabilities	$1,652,800	$1,381,000

NOTE 6 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30,	December 31,
	2017	2016
Revenue Recognized	$316,000	$324,500
Less: Billings to date	(203,700)	(310,900)
Costs and estimated earnings in excess of billings on uncompleted contracts	$112,300	$13,600

Billings to date	$2,092,100	$3,063,500
Revenue recognized	(1,841,700)	(1,972,700)
Billings in excess of costs and estimated earnings on uncompleted contracts	$250,400	$1,090,800

NOTE 7 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. At June 30, 2017 and December 31, 2016 the Company owned 54% of the membership units, Black Stone owned 26% of the membership units, an outside third party 10% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

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

Since its inception through June 30, 2017, we have provided approximately $5.8 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

Licensing Agreements

In 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit was delivered during the year ending December 31, 2014, and five units are pending delivery at June 30, 2017. Sterall paid a non-refundable placement fee of $236,300 for the unit delivered in 2014. The fee is being recognized over the term of the agreement. Sterall also has paid a deposit of $330,000 for the five units ordered and a balance of $851,500 is still owed and has been fully reserved by the Company.

On February 22, 2014, SEER and PWS entered into an Agreement with Daniel McAteer & Associates (“DMA”) to develop, permit and exploit the PWS waste destruction technology in Ireland and United Kingdom (“Limited Territory”). The Agreement called for the formation of a Joint Venture to be owned 50% by SEER and 50% by DMA. In accordance with the agreement, DMA was to pay a one-time license fee of $350,000 for an exclusive license for the limited purpose of medical waste destruction in the Limited Territory. On June 10, 2014 Paragon Waste (UK) Ltd (“Paragon UK”, “UK Joint Venture”), was formed in accordance with the laws of Northern Ireland. A total of 300,100 shares were issued upon formation, 100 Ordinary A voting shares were issued, of which PWS received 50 Ordinary A shares and 300,000 Ordinary B non-voting shares were issued. In 2015, the Agreement with DMA was amended to where Paragon UK purchased the CoronaLux™ unit from PWS for $350,000. Operations to date of the Paragon UK Joint Venture have been limited to formation, the delivery of a CoronaLux™ unit with a third party in the United Kingdom and application and permitting efforts with regulatory entities. As of June 30, 2017 a balance of $176,000 is still owed and has been fully reserved by the Company.

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

In February 2015, PWS entered into a License Agreement with Particle Science Tech of Environmental Protection, Inc (“Particle”) a US subsidiary of Xinhua Energy Environmental Technology Co., Ltd (“Xinhua”), a large multi-national environmental company based in China. The agreement provides for the exclusive rights to distribute PWS’s patented technology in China, Hong Kong, Macau and the Taiwan territories (“Territory”). The grant was for both the medical waste, as well as the refinery vertical markets within the Territory. The Agreement calls for, among other things, the formation of a U.S. joint venture company, (“P&P Company”, to be owned 50/50 by PWS and Particle) and an obligation by Xinhua to fund all necessary and reasonable capital requirements to permit and roll out the PWS technology in the Territory as well as staff and manage the JV Entity’s operations. In 2015, PWS sold a CoronaLux™ unit to Xinhua for $430,500.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

Upon the occurrence of certain events and timely performance by Xinhua, a second placement fee of $350,000 is required to be paid and, upon that second payment, it will then be granted exclusive manufacturing rights to produce the units to be deployed in the Territory.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016 and are recognized as revenue ratably over the term of the contract.

NOTE 8 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

Two of the officers of REGS also have personal liability exposure for a portion of the taxes if REGS does not pay them.

In May 2013, REGS filed an Offer in Compromise (“OIC”) with the IRS. While the OIC was under review by the IRS, the requirement to pay $25,000 a month under the Installment Plan was suspended. REGS was informed by its legal counsel that the IRS had accepted REGS’ OIC. However, by a letter dated March 27, 2014, REGS was notified that the OIC had been rejected. REGS then appealed that rejections decision. However, that appeal has been denied. As a result, the Installment Plan is terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The IRS has not taken any current action against REGS and REGS continues to be represented by its legal counsel.

As of June 30, 2017, and December 31, 2016, the outstanding balance due to the IRS was $986,300, and $993,300, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 9 – DEBT

Debt as of June 30, 2017 and December 31, 2016, was comprised of the following:

	2017	2016

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company	1,605,000	1,605,000

Debt discount on convertible notes	(11,200)	(14,900)

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

Secured short term note payable dated October 24, 2016 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in April 2017. The penalty period for shares to be issued was reached and the Company issued 350,000 shares of its common stock under the terms of this agreement. The shares were valued at $245,000 recorded as interest expense.	—	200,000

Secured short term note payable dated December 1, 2016 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in August 2017. The penalty period for shares to be issued has been reached and for the six months ended June 30, 2017, the Company recorded 600,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $405,000 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement.	200,000	200,000

Secured short term note payable dated January 23, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in August 2017. The penalty period for shares to be issued was reached and the Company issued 150,000 shares of its common stock under revised terms of the agreement. The shares were valued at $105,000 recorded as interest expense. No additional shares will be issued by the Company.	200,000	—

Secured short term note payable dated March 30, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in August 2017. The penalty period for shares to be issued has been reached and for the six months ended June 30, 2017, the Company recorded 100,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $65,000 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement.	250,000	—

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

Note payable dated October 13, 2015, interest at 8% per annum, payable in 24 monthly installments of principal and interest $4,523, due October 1, 2017. Secured by certain assets of SEM and guaranteed by SEER and MV	17,800	43,600

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV	159,400	180,000

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $44,706, due November 1, 2017	175,300	—

Capital lease obligations, secured by certain assets, maturing through March 2019	62,300	109,600
Total notes payable and capital lease obligations	2,658,600	2,323,300
Less: current portion	(929,200)	(571,800)
Notes payable and capital lease obligations, long-term, including debt discount	$ 1,729,400	$ 1,751,500

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $94,200 for the six months ended June 30, 2017 and $205,000 for the year ended December 31, 2016, as such, royalties of approximately $21,900 and $17,200 were due at June 30, 2017 and December 31, 2016, respectively.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS, continued

In September 2014, the Company entered into an Equity Purchase Agreement (“Equity Agreement”) with a third party (“Seller”) whereby the Company issued 1,200,000 shares of the Company’s common stock, valued at $1,212,000, in exchange for 22.5 membership interest units, representing 15% ownership interest in Sterall, LLC, a Delaware corporation. In March 2015, the Company and the Seller entered into a revised agreement whereby the 1,200,000 shares issued by the Company would be held by the Seller until the completion of an independent third-party valuation. Based on the fair market value of the Purchased Units from the valuation obtained by the Company, an amount of Consideration Shares will be returned to the Company to the extent that the fair market value of the Consideration Shares issued (see below) are greater than the fair market value of the Purchased Units. In no event shall the Company be obligated to issue additional shares as consideration for the Purchased Units. For purposes of this amendment, the fair market value of each Consideration Share will be $0.83333. In the event the parties are unwilling to accept the fair market value of the Purchased Units, as determined by the independent valuation specialist, on or before the Closing Date this Agreement, the transaction covered by this Agreement (the “Contemplated Transaction”) may be rescinded by either Party in writing.

In December 2014, PWS, Sterall, Inc and Sterall LLC entered into a Successor-In-Interest Agreement. The Successor-In-Interest Agreement states that Sterall Inc and Sterall LLC are in the process of consolidating their business under Sterall LLC and all agreements between PWS and Sterall Inc shall be binding in all regards Sterall LLC.

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux unit at an MWS facility, and subsequently received a limited permit to operate. Operations to date have included the destruction of medical waste. For the six months ended June 30, 2017 and the year ended December 31, 2016, PWS has recorded $13,100 and $15,700 in income which represents their 50% interest in the net income of the joint venture, respectively. In addition, for the six months ended June 30, 2017 and the year ended December 31, 2016, PWS billed the joint venture approximately $36,600 and $68,000 in costs incurred on behalf of the joint venture, respectively.

Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares were considered contingently issuable shares and as such the 1,200,000 shares not considered issued and outstanding at December 31, 2015. The 15% ownership interest in Sterall was considered contingently held until the conclusion of this transaction.

As of December 31, 2015, an independent appraisal was not performed and the Amended Equity Agreement expired by its terms. The 1,200,000 shares subject to the original Equity Agreement and the Amended Equity Agreement became unrestricted in 2016 and are now considered issued and outstanding. The shares were valued at $720,000 and have been recorded as a long term other asset pending resolution of claims by the parties involved related to the Sterall licensing agreement from September 2013, Sterall equipment deposits of $330,000 from 2014 and the equity purchase agreement noted above. As of December 31, 2016, a settlement has not been reached by the parties however, they continue to negotiate an agreement and an impairment of the long term asset in the amount of $720,000 was recorded by the Company.

NOTE 11 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

During the second quarter of 2017, we committed to a plan to sell our fixed railcar cleaning division which includes substantially all assets and liabilities of Tactical (except for cash) as well as three locations in REGS including Illinois, Maryland and Pennsylvania for a sales price of $2.4 million of proceeds at the close on July 31, 2017, subject to an adjustment for working capital changes, and guaranteed payments of $1.1 million over the next three years. In addition, the Company is entitled to receive another $1.5 million based on the performance of the fixed railcar cleaning locations, also over the next three years. Accordingly, the carrying value of the assets and liabilities associated with the railcar cleaning locations are presented as “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheet as of June 30, 2017 and December 31, 2016, and “Discontinued operations” on our consolidated statement of operations for three and six months ending June 30, 2017 and June 30, 2016, and on our consolidated statement of cash flows for the six months ending June 30, 2017 and June 30, 2016. The letter of intent for the sale was signed on June 1, 2017 and the sale was completed on July 31, 2017. Based on the estimated net sale proceeds, we expect to record a gain upon completion of this sale in Q3 2017.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS, continued

Assets and liabilities held for sale were comprised of the following:

	June 30, 2017	December 31, 2016
Accounts receivable, net	$944,300	$841,800
Property and equipment, net	127,400	156,200
Other	37,200	26,600
Total Assets held for sale	$1,108,900	$1,024,600

Accounts payable	$799,900	$513,500
Accrued expenses and other	35,900	89,600
Total Liabilities held for sale	$835,800	$603,100

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ending June 30,		For the six months ending June 30,
	2017	2016	2017	2016
Services revenue	$1,723,600	$1,101,100	$3,325,100	$1,976,300

Services costs	1,442,300	836,500	2,580,400	1,430,000
General and administrative expenses	69,300	39,100	94,800	83,000
Salaries and related expenses	98,200	60,000	181,200	121,900
Other (income) expense	(9,800)	(1,400)	(9,600)	1,000
Total expenses	1,600,000	934,200	2,846,800	1,635,900

Operating income	123,600	166,900	478,300	340,400
Income tax benefit	—	—	—	—

Total income from discontinued operations	$123,600	$166,900	$478,300	$340,400

NOTE 12 – EQUITY TRANSACTIONS

2017

During the six months ended June 30, 2017, the Company issued 500,000 shares of $.001 par value common stock valued at $350,000 in connection with the late payment penalty due on short-term notes. (See Note 9)

During the six months ended June 30, 2017, the Company recorded 700,000 shares of $.001 par value common stock valued at $470,000 as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the six months ended June 30, 2017, the Company issued 13,496 shares of its $.001 par value common stock upon the cashless exercise of 166,666 common stock options.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – EQUITY TRANSACTIONS, continued

During the six months ended June 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly installments of 56,250 commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

During the six months ended June 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $0.70 to Don Moorhead in connection with his agreement dated May 1, 2017. The options vest over a period of two years in a series of 8 successive equal quarterly installments of 125,000 commencing July 1, 2017 and ending April 1, 2019. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $231,500. The assumptions used in calculating such value include a risk-free interest rate of 1.84%, expected volatility of 39.17%, an expected life of 4.5 years and a dividend rate of 0.

2016

During the six months ended June 30, 2016, the Company sold 800,000 shares of $.001 par value common stock at $.50 per share in a private placement, receiving proceeds of $400,000.

During the six months ended June 30, 2016, the Company issued 100,000 shares of $.001 par value common stock in connection with the payment of a common stock subscription of $25,000.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

For the three and six months ended June 30, 2017, the Company did not have sales representing more than 10% to any one customer. The Company had sales from operations to one customer for the three months ended June 30, 2016 that represented more than 10% of total sales, and had one customer for the six months ended June 30, 2016 that represented approximately 32% of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2017	2016
Warrants	9,415,430	9,614,430
Options	2,155,000	930,000
Convertible notes payable, including accrued interest	2,409,820	1,136,400
	13,980,250	11,680,830

NOTE 15 – ENVIRONMENTAL MATTERS AND REGULATION

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

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified three segments as follows:

REGS

Industrial Cleaning

MV and SEM

Environmental Solutions

PWS

Solid Waste

Reach has had minimal operations through June 30, 2017. Substantially all of the assets and liabilities of Tactical, the rail car cleaning segment, was sold July 31, 2017 (Note 11).

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS, continued

Segment information for the three months ended June 30, 2017 and 2016 is as follows:

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)
Revenue	$555,500	$1,862,500	$74,500	$—	$2,492,500
Depreciation and amortization (1)	87,000	75,700	42,400	24,500	229,600
Interest expense	6,100	4,200	—	519,300	529,600
Stock-based compensation	—	—	—	39,800	39,800
Net income (loss)	(445,900)	243,000	(87,600)	(1,169,600)	(1,460,100)
Capital expenditures (cash and noncash)	60,400	—	—	—	60,400
Total assets	$1,046,600	1,678,400	$1,758,700	$558,400	$5,042,100

2016	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)
Revenue	$271,400	$1,132,600	$56,500	$—	$1,460,500
Depreciation and amortization (1)	81,700	42,700	31,500	19,900	175,800
Interest expense	9,900	5,700	100	138,900	154,600
Stock-based compensation	—	—	—	42,900	42,900
Net income (loss)	(507,600)	188,300	(134,700)	(565,700)	(1,019,700)
Capital expenditures (cash and noncash)	10,100	3,900	3,100	—	17,100
Total assets	$1,255,700	$1,993,700	$2,918,000	$992,300	$7,159,700

Segment information for the six months ended June 30, 2017 and 2016 is as follows:

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)
Revenue	$1,390,000	$3,551,500	$143,900	$—	$5,085,400
Depreciation and amortization (1)	169,900	116,400	75,200	47,200	408,700
Interest expense	12,400	9,000	100	935,000	956,500
Stock-based compensation	—	—	—	56,800	56,800
Net income (loss)	(469,200)	460,400	(198,900)	(2,027,100)	(2,234,800)
Capital expenditures (cash and noncash)	60,400	1,300	—	—	61,700
Total assets	$1,046,600	1,678,400	$1,758,700	$558,400	$5,042,100

2016	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)
Revenue	$2,256,200	$1,705,400	$128,100	$—	$4,089,700
Depreciation and amortization (1)	169,400	82,800	64,800	42,400	359,400
Interest expense	17,500	12,200	500	169,300	199,500
Stock-based compensation	—	—	—	72,500	72,500
Net income (loss)	88,500	91,000	(303,400)	(1,022,500)	(1,146,400)
Capital expenditures (cash and noncash)	123,100	12,900	6,900	—	142,900
Total assets	$1,255,700	$1,993,700	$2,918,000	$992,300	$7,159,700
(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles
(2)	Includes mobile rail car cleaning and excludes locations classified as discontinued operations
(3)	Excludes discontinued operations
20

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17 – LITIGATION

In March 2016, a complaint was filed by a lessor of property leased by REGS, a subsidiary of the Company. The month-to-month lease expired February 29, 2016, when REGS vacated the property. The landlord made certain claims including property damage, and loss of rents, attorney fees and other costs totaling approximately $97,000. REGS engaged defense counsel and zealously opposed the claims. In December 2016, the Company and the lessor reached a settlement of $65,000. At June 30, 2017 and December 31, 2016 $0 and $39,000 was outstanding, respectively. The case was dismissed with prejudiced and the matter is closed.

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017, the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. At June 30, 2017 and December 31, 2016 $183,300 and $212,500 was outstanding, respectively. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice.

NOTE 18 – SUBSEQUENT EVENTS

In August 2017, the Company paid one short-term note for $200,000 in full with accrued interest. The penalty period for shares to be issued was reached and the Company issued 150,000 common stock shares on May 31, 2017 under the terms of the revised agreement.

In August 2017, the Company paid one short-term note for $200,000 in full with accrued interest. The penalty period for shares to be issued was reached and the Company recorded 600,000 common stock shares as issuable at June 30, 2017 and will record additional shares as issuable under the terms of the agreement. These shares will be issued in the third quarter of 2017.

In August 2017, the Company paid one short-term note for $250,000 in full with accrued interest. The penalty period for shares to be issued was reached and the Company recorded 100,000 common stock shares as issuable at June 30, 2017 and will record additional shares as issuable under the terms of the agreement. These shares will be issued in the third quarter of 2017.

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

The Company owns and manages four operating entities, one entity that is classified as discontinued operations, and one entity that has no significant operations to date.

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) provides general industrial cleaning services and waste management to many industry sectors focusing primarily on oil & gas production (upstream) and refineries (downstream). The Company sold assets and liabilities related to several of REGS’ fixed rail car cleaning sites along with Tactical assets and liabilities in July 2017.

Tactical Cleaning Company, LLC (“Tactical”): (operating since 2005) provides cleaning services to the tanker rail car industry with offices in two states and a focus on both food-grade and petroleum based products, i.e., fuel oil and asphalt. The Company sold substantially all of the assets and liabilities of Tactical in July 2017.

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV designs and sells patented and/or proprietary, dry scrubber solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations. These system solutions are marketed under the product names H2SPlus™, SulfAxR and OdorFilter™. The markets for these products include land fill operations, agricultural and food product processors, wastewater treatment facilities, and petroleum product refiners. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable natural gas (“RNG”), for a number of applications, such as transportation fuel and natural gas pipeline injection.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $20.9 million as of June 30, 2017, and $19.3 million as of December 31, 2016. For the six months ended June 30, 2017 we had net loss before adjustment for losses attributable to non-controlling interest of approximately $1.7 million and for the year ended December 31, 2016, we incurred net losses before adjustment for losses attributable to non-controlling interest of approximately $4.7 million. The Company had a working capital deficit of approximately $4.3 million at June 30, 2017, a decrease of approximately $300,000 in the working capital deficit of $4 million at December 31, 2016. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 for the year ended December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2016.

Realization of a major portion of our assets as of June 30, 2017 and December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) during 2016 and in the Jersey Coast (Pennsylvania) in 2017 to offset some of the lost revenue previously derived from the refinery sector. Revenue from the new rail car cleaning facilities began in mid-2016 (Illinois), fourth quarter of 2016 (Maryland) and second quarter 2017 (Pennsylvania) and both Illinois and Maryland locations are experiencing monthly revenue growth for the six months ending June 30, 2017. These three rail car cleaning facilities are included with the Tactical rail car cleaning facilities in assets and liabilities held for sale at June 30, 2017 and in the discontinued operations net income number for the three and six months ended June 30, 2017 and 2016. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either though our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The sale of assets and liabilities of Tactical and certain locations within REGS has provided the Company working capital to repay short-term notes totaling $650,000 and accelerate growth of our high-margin technology divisions. We anticipate selling, general and administrative (SG&A) expenses to be reduced somewhat for the second half of 2017. The full synergies should be realized in 2018 with expected annualized savings in SG&A in the range of $0.5 million to $0.7 million. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Total revenues were approximately $2.5 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. The increase in revenue comparing Q2 2017 to Q2 2016 is driven by an increase of approximately $284,000 or 105% in industrial cleaning revenue coupled with an increase of approximately $730,000 or 64% in environmental solutions revenue. The increase in industrial cleaning revenue is due to an uptick in industrial cleaning services as compared to the loss of significant customer that occurred during Q2 2016. The increase in the environmental solutions revenue is due to greater long-term contract revenue, one-time revenue and recurring media sales to new and existing customers.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $3.4 million for the quarter ended June 30, 2017 compared to $2.4 million for the quarter ended June 30, 2016. The increase in operating costs of approximately $1 million is primarily the result of a 1) a 64% increase in environmental solutions revenue resulting in a 76% increase in environmental solutions costs totaling approximately $530,000, 2) a 105% increase in industrial cleaning revenue resulting in a 60% increase in industrial cleaning costs totaling approximately $320,000, and 3) an approximately $200,000 increase in general and administrative expenses primarily driven by an increase in depreciation and amortization ($42,000), business insurance ($58,000), and professional services ($100,000). Service costs outpaced service revenue in both Q2 2017 and Q2 2016 as full utilization of manpower and the ability to utilize and bill our own equipment and rent less third-party equipment was not realized. Product costs as a percentage of product revenues were 66% for the quarter ended June 30, 2017 and 62% for the quarter ended June 30, 2016. The decrease in margin performance for the product sales is due to higher cost of chemical absorbents. G&A expenses increased by approximately $275,000 for the quarters ended June 30, 2017 as compared to the same quarter 2016, a significant driver of that increase was the Company recorded an expense for modifying existing warrants to increase the time to exercise term of the warrants of approximately $83,000 during the quarter ended June 30, 2017. Salaries and related expenses remained fairly constant at $534,400 for the quarter ended June 30, 2017 compared to $591,900 for the quarter ended June 30, 2016.

Total non-operating other income (expense), net was $(530,200) for the quarter ended June 30, 2017 compared to $(138,800) for the quarter ended June 30, 2016. For the quarter ended June 30, 2017 non-operating expenses were comprised of interest expense of $(529,600) and other expense of $(600). For the quarter ended June 30, 2016 non-operating expenses were comprised of interest expense of $(154,600) offset by other income of $15,800. The increase in interest expense in Q2 2017 compared to Q2 2016 was primarily the result of the Company having to issue common stock valued at $475,000 to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

Net income from discontinued operations included revenues, services costs, general and administrative expenses, salaries and related expenses, and other income (expense) related to the rail car cleaning facilities in Tactical and REGS. Total net income from discontinued operations was $123,600 for the quarter ended June 30, 2017 compared to $166,900 for the quarter ended June 30, 2016.

There is no provision for income taxes for the quarter ended June 30, 2016 due to prior year losses and for the quarter ended June 30, 2017, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the quarter ended June 30, 2017 $(1,336,500) compared to a net loss, before non-controlling interest, of $(852,800) for the quarter ended June 30, 2016. Net loss attributable to SEER after deducting $40,000 for the non-controlling interest loss was $(1,296,500) for the quarter ended June 30, 2017 compared to a net loss attributable to SEER of $(795,900), after deducting $56,900 in non-controlling interest loss for the quarter ended June 30, 2016. As noted above, although revenues increased when comparing Q2 2017 to Q2 2016 and our margin on environmental solutions increased slightly, our margins on service revenues decreased due to lower utilization of manpower and owned equipment. In addition, general and administrative expense increased between Q2 2017 compared to Q2 2016 and salaries and related expenses were fairly consistent between Q2 2017 compared to Q2 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Total revenues were approximately $5.1 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively, and increase of $1 million or 24%. The increase in revenue is driven by an increase of approximately $1.8 million or 108% in environmental solutions revenue coupled with a decrease of approximately $800,000 or 38% in industrial cleaning revenue. The increase in the environmental solutions revenue is due to greater long-term contract revenue, one-time revenue and recurring media sales to new and existing customers. The decrease in industrial cleaning revenue is due to the notification in April 2016 by a significant customer of the loss of routine maintenance services to this significant customer, although other industrial cleaning services would continue. Solid waste revenues were relatively flat at approximately $144,000 and $128,000, for the six months ended June 30, 2017 and 2016, respectively.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $6.4 million for the six months ended June 30, 2017 compared to $5.1 million for the six months ended June 30, 2016. The increase in operating costs of approximately $1.3 million is primarily the result of a 1) a 108% increase in environmental solutions revenue resulting in a 126% increase in environmental solutions costs totaling approximately $1.3 million, 2) an 38% decrease in industrial cleaning services resulting in an 8% decrease in industrial cleaning costs totaling approximately $100,000, and 3) an approximately $100,000 increase in combined general and administrative and salaries and related expenses. Service costs as a percentage of service revenues were 109% for the six months ended June 30, 2017, compared to 72% for the six months ended June 30, 2016. Service costs outpaced service revenue in the six months ended June 30, 2017 as full utilization of manpower and the ability to utilize and bill our own equipment and rent less third-party equipment was not realized. Product costs as a percentage of product revenues were 68% for the six months ended June 30, 2017 and 62% for the six months ended June 30, 2016. The decrease in margin performance for the product sales is due to higher cost of chemical absorbents. G&A expenses increased by approximately $325,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The primary reasons for the increase in G&A expenses are; 1) an increase in depreciation and amortization of approximately $30,000, 2) an increase in business insurance of approximately $82,000, 3) an increase in professional services of approximately $130,000, and 4) the Company recorded an expense for modifying existing warrants to increase the time to exercise term of the warrants of approximately $83,000. Salaries and related expenses decreased by approximately $210,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Total non-operating other income (expense), net was $(962,400) for the six months ended June 30, 2017 compared to $(171,000) for the six months ended June 30, 2016. For the six months ended June 30, 2017 non-operating expenses were comprised of interest expense of $(956,500) and other expense of $(5,900). For the six months ended June 30, 2016 non-operating expenses were comprised of interest expense of $(199,500) offset by other income of $28,500. The increase in interest expense for the six months ended June 30, 2017 compared to 2016 was primarily the result of the Company having to issue common stock valued at $820,000 to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

Net income from discontinued operations included revenues, services costs, general and administrative expenses, salaries and related expenses, and other income (expense) related to the rail car cleaning facilities in Tactical and REGS. Total net income from discontinued operations was $478,300 for the six months ended June 30, 2017 compared to $340,400 for the six months ended June 30, 2016.

There is no provision for income taxes for the six months ended June 30, 2016 due to prior year losses and for the six months ended June 30, 2017, due to our net loss for the period.

The Company had a net loss, before non-controlling interest, for the six months ended June 30, 2017 of $(1,756,500) compared to a net loss, before non-controlling interest, of $(806,000) for the six months ended June 30, 2016. Net loss attributable to SEER after deducting $91,200 for the non-controlling interest loss was $(1,665,300) for the six months ended June 30, 2017 compared to a net loss attributable to SEER of $(666,500), after deducting $139,500 in non-controlling interest loss for the six months ended June 30, 2016. As noted above, although revenues increased when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 and our margin on environmental solutions increased slightly, our margins on service revenues decreased due to lower utilization of manpower and owned equipment. In addition, general and administrative expense increased when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 and salaries and related expenses were fairly consistent for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the six months ended June 30, 2017 of $(529,900) compared to net cash used by operating activities for the six months ended June 30, 2016 of $(417,600), an increase of approximately $112,000. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and non-cash interest expense related to issuable common stock shares as penalty for delay in repayment of short-term notes. Non-cash adjustment totaled $1,394,900 and $591,800 for the six months ended June 30, 2017 and 2016, respectively, so non-cash adjustments had a significantly larger impact on net cash provided by operating activities for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. For the six months ended June 30, 2017, the net positive change in operating assets and liabilities was $331,800 compared to the six months ended June 30, 2016 where the net positive change in operating assets and liabilities, as described above, was $157,700. The positive change in operating assets and liabilities had a much greater impact on net cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Investing activities

The purchase of property, equipment and intangibles were significantly lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In the six months ended June 30, 2017 the additions totaled $61,700 compared to additions in of $156,100 during the six months ended June 30, 2016. In the six months ended June 30, 2016 we received insurance proceeds of $39,300 from property damage and there were no such proceeds during the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities was $31,600 for the six months ended June 30, 2017 compared to net cash provided by financing activities of $179,700 for the six months ended June 30, 2016. The primary difference is that in the six months ended June 30, 2017, we had proceeds from short-term notes and extension of warrants of $588,600 and made payments on notes and capital lease obligations of $(557,000), whereas for the six months ended June 30, 2016, we had proceeds for the sale of stock, exercise of warrants and warrant extensions along with proceeds from short-term notes totaling $654,900 and made payments on notes and capital lease obligations of $(475,200).

Discontinued Operations Activities

Net cash provided by operating activities of the discontinued operations totaled $611,700 and $361,100 for the six months ended June 30, 2017 and 2016, respectively.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $235,500 and $235,500 has been reserved as of June 30, 2017 and December 31, 2016, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2017, and December 31, 2016, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2017. As of December 31, 2016, the Company determined an impairment to five CoronaLux ™ units of $809,000 incurred due to lack of sale or license of the five units for a period of more than 12 months since completion of the units.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2017, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, the Company issued 500,000 shares of $.001 par value common stock valued at $350,000 in connection with penalty due on short-term notes. (See Note 9)

During the six months ended June 30, 2017, the Company recorded 700,000 shares of $.001 par value common stock valued at $470,000 as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the period January 1, 2017 to June 30, 2017, the Company issued 13,496 shares of its $.001 par value common stock upon the cashless exercise of 166,666 common stock options.

During the period January 1, 2017 to June 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly installments of 56,250 commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

During the period January 1, 2017 to June 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $0.70 to Don Moorhead in connection with his agreement dated May 1, 2017. The options vest over a period of two years in a series of 8 successive equal quarterly installments of 125,000 commencing July 1, 2017 and ending April 1, 2019. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $231,500. The assumptions used in calculating such value include a risk-free interest rate of 1.84%, expected volatility of 39.17%, an expected life of 4.5 years and a dividend rate of 0.

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

Dated: August 14, 2017	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

