Form 10-Q
period 2017-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2017-11-14
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 the Registrant had 56,338,575 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2017

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	Unaudited	*
Current assets:
Cash	$149,500	$233,200
Accounts receivable, net of allowance for doubtful accounts of $235,500 and $235,500, respectively	933,800	1,188,100
Notes receivable, net	453,800	—
Costs and estimated earnings in excess billings on uncompleted contracts	—	13,600
Assets held for sale	—	1,024,600
Prepaid expenses and other current assets	406,300	518,500
Total current assets	1,943,400	2,978,000
Property and equipment, net	2,222,800	2,805,100
Intangible assets, net	644,000	738,000
Notes receivable, net of current portion	807,700	—
Other assets	60,000	16,400
TOTAL ASSETS	$5,677,900	$6,537,500

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,425,300	$1,643,500
Accrued liabilities	1,243,800	1,381,000
Billings in excess of costs and estimated earnings on uncompleted contracts	600,100	1,090,800
Deferred revenue	134,800	188,300
Payroll taxes payable	992,000	993,300
Customer deposits	—	330,000
Liabilities held for sale	—	603,100
Current portion of notes payable and capital lease obligations	425,000	571,800
Notes payable - related parties, including accrued interest	11,800	11,800
Total current liabilities	4,832,800	6,813,600
Deferred revenue, non-current	146,800	283,600
Notes payable and capital lease obligations, net of current portion	1,715,200	1,751,500
Total liabilities	6,694,800	8,848,700

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 56,338,575 and 54,525,079 shares issued and outstanding 2017 and 2016, respectively	56,100	54,500
Common stock subscribed	25,000	25,000
Additional paid-in capital	20,616,500	19,077,600
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(19,404,700)	(19,273,500)
Total stockholders’ equity	1,267,900	(141,400)
Non-controlling interest	(2,284,800)	(2,169,800)
Total equity	(1,016,900)	(2,311,200)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,677,900	$6,537,500

*These numbers were derived from the audited financial statements for the year ended December 31, 2016. See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2017	2016	2017		2016
Products	$717,300	$1,749,100		$4,268,800	$3,454,500
Services	413,000	167,600		1,803,000	2,423,800
Licensing	453,100	41,900		596,900	170,000
Total revenue	1,583,400	1,958,600		6,668,700	6,048,300

Operating expenses:
Products costs	506,700	1,322,800		2,912,800	2,388,300
Services costs	561,100	478,500		2,069,600	2,109,800
Solid waste costs	345,500	79,800		455,800	245,400
General and administrative expenses	783,800	413,100		2,077,500	1,381,200
Salaries and related expenses	548,300	459,300		1,587,500	1,709,600
Total operating expenses	2,745,400	2,753,500		9,103,200	7,834,300

Income (Loss) from operations	(1,162,000)	(794,900)		(2,434,500)	(1,786,000)

Other income (expense):
Interest expense	(256,000)	(55,700)		(1,212,500)	(255,200)
Loss contingency	—	(48,000)		—	(48,000)
Other	40,000	(32,400)		34,100	(3,900)

Total non-operating expense, net	(216,000)	(136,100)		(1,178,400)	(307,100)

Net loss from continuing operations	(1,378,000)	(931,000)		(3,612,900)	(2,093,100)

Net income from discontinued operations	215,400	57,200		693,700	397,600
Gain recognized on sale of rail operations	2,672,900	—		2,672,900	—
Discontinued operations, net of tax	2,888,300	57,200		3,366,600	397,600

Net income (loss) before earnings from equity method joint ventures	1,510,300	(873,800)		(246,300)	(1,695,500)

Income from equity method joint ventures	—	—		—	15,700

Net income (loss)	1,510,300	(873,800)		(246,300)	(1,679,800)

Less: Net loss attributable to non-controlling interest	(23,900)	(83,600)		(115,100)	(223,100)

Net income (loss) attributable to SEER common stockholders	$1,534,200	$(790,200)		$(131,200)	$(1,456,700)

Net loss per share from continuing operations	$(.02)	$(.02)		$(.06)	$(.04)
Discontinued operations	$.05	$.00		$.06	$.01
Net income (loss) per share, basic and diluted	$.03	$(.02)	$	*	$(.03)

Weighted average shares outstanding – basic and diluted	55,457,053	54,525,079		54,902,947	54,263,765

See accompanying notes.

*Less than $0.01.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2017	2016
Net loss	$(246,300)	$(1,695,500)
Income from discontinued operations	3,366,600	397,600
Net loss from continuing operations	(3,612,900)	(2,093,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts receivable	—	3,900
Depreciation and amortization	595,300	570,900
Stock-based compensation expense	94,000	84,000
Non-cash expense for interest, common stock issued for debt penalty	1,009,000	—
Non-cash expense for interest, warrants – accretion of debt discount	6,200	101,700
Non-cash expense for extension of warrants	83,600	—
Warrants issued for services	31,300	—
Stock issued in satisfaction of settlement	174,000	—
Gain on settlement	(102,300)	—
Gain on disposition of assets	—	(25,600)
Changes in operating assets and liabilities:
Accounts receivable	254,300	148,200
Costs in Excess of billings on uncompleted contracts	13,600	204,000
Prepaid expenses and other assets	160,500	(95,900)
Accounts payable and accrued liabilities	(278,700)	(361,400)
Billings in excess of revenue on uncompleted contracts	(490,700)	112,500
Deferred revenue	(127,900)	47,800
Payroll taxes payable	(1,300)	17,100
Net cash provided by operating activities	(2,192,000)	(1,285,900)
Cash flows from investing activities:
Insurance proceeds from property damage	—	59,000
Purchase of property and equipment	(240,800)	(177,300)
Purchase of intangibles	(15,500)	(37,500)
Proceeds from sale of discontinued operations, net of costs	2,285,500	—
Distributions for notes receivable	(300,000)	—
Net cash used in investing activities	1,729,200	(155,800)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(980,900)	(559,600)
Payments of related party notes payable and accrued interest	—	(20,000)
Proceeds from convertible debt	—	250,000
Proceeds from short-term notes	750,000	400,000
Proceeds from exercise of warrants	—	25,000
Proceeds from warrant extensions	148,600	29,900
Proceeds from the sale of common stock and warrants, net of expenses	—	400,000
Net cash provided by (used in) financing activities	(82,300)	525,300
Net cash flows from discontinued operations	461,400	801,600
Net decrease in cash	(83,700)	(114,800)
Cash at the beginning of period	233,200	257,100
Cash at the end of period	$149,500	$142,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$197,600	$207,600
Discount on convertible debt	$—	$4,900
Financing of prepaid insurance premiums	$438,300	$278,600
Issuance of common stock for other assets	$—	$720,000

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly-owned subsidiaries in continuing operations, and two majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities and the assets and liabilities of three locations of this subsidiary which provided fixed rail car cleaning were sold along with Tactical assets and liabilities in July 2017; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas and odor control systems primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) SEER Environmental Materials, LLC,(“SEM”), a materials technology company focused on development of cost-effective chemical absorbents. A fourth wholly-owned subsidiary, Tactical Cleaning Company, LLC (“Tactical”), provided proprietary cleaning services related to railcar tankers, tank trucks and frac tanks to customers from its sites in Colorado and Kansas and substantially all of the assets and liabilities of this subsidiary were sold in July 2017.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended September 30, 2017 and 2016.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly-owned subsidiaries, REGS, MV and SEM and its majority-owned subsidiaries PWS and Reach, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $19.4 million as of September 30, 2017, and $19.3 million as of December 31, 2016. For the nine months ended September 30, 2017 we had losses from operations of approximately $3.6 million and for the year ended December 31, 2016, we incurred losses from operations of approximately $4.7 million. The Company had a working capital deficit of approximately $2.9 million at September 30, 2017, a decrease of approximately $1.1 million in the working capital deficit of $4 million at December 31, 2016. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 for the year ended December 31, 2016. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2016.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Going Concern, continued

Realization of a major portion of our assets as of September 30, 2017 and December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) during 2016 and in the Jersey Coast (Pennsylvania) in 2017 to offset some of the lost revenue previously derived from the refinery sector. Revenue from the new rail car cleaning facilities began in mid-2016 (Illinois), fourth quarter of 2016 (Maryland) and second quarter 2017 (Pennsylvania) and all locations experienced monthly revenue growth during the months leading up to their sale on July 31, 2017. These three rail car cleaning facilities are included with the Tactical rail car cleaning facilities in assets and liabilities held for sale at December 31, 2016, and as discontinued operations for the three and nine months ended September 30, 2017 and 2016. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either through our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $5,400 and $149,100 for the nine months ended September 30, 2017 and 2016, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the nine months ended September 30, 2017 and 2016 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2017 and December 31, 2016. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2016. The tax periods for the years ending December 31, 2010 through 2016 are open to examination by federal and state authorities.

Recently issued accounting pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU’s.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2017	December 31, 2016
Field and shop equipment	$2,085,000	$1,907,500
Vehicles	689,700	690,000
Waste destruction equipment, placed in service	927,100	1,299,500
Waste destruction equipment, not placed in service	656,200	712,100
Furniture and office equipment	322,700	319,700
Leasehold improvements	10,000	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,874,800	5,122,900
Less: accumulated depreciation and amortization	(2,652,000)	(2,317,800)
Property and equipment, net	$2,222,800	$2,805,100

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - PROPERTY AND EQUIPMENT, continued

Depreciation expense for the three months ended September 30, 2017 and 2016 was $165,900 and $165,600, respectively and for the nine months ended September 30, 2017 and 2016 was $485,800 and $502,600, respectively. For the three months ended September 30, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $136,600 and $29,300 respectively. For the nine months ended September 30, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $407,500 and $78,300, respectively. For the three months ended September 30, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $132,800 and $29,300 respectively. For the nine months ended September 30, 2016 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $430,100 and $72,500, respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $422,500 and $271,700 as of September 30, 2017 and 2016, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30, 2017	December 31, 2016
Vehicles, field and shop equipment	$318,300	$462,700
Less: accumulated amortization	(211,500)	(222,800)
	$106,800	$239,900

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,087,400	(721,200)	366,200
Trade name	54,900	(54,900)	—
	$1,462,600	$(818,600)	$644,000

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,069,500	(609,300)	460,200
Trade name	57,300	(57,300)	—
	$1,447,100	$(709,100)	$738,000

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $24,400 and $25,200 for the three months ended September 30, 2017 and 2016, respectively and $109,500 and $68,200 for the nine months ended September 30, 2017 and 2016, respectively.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30, 2017	December 31, 2016

Accrued compensation and related taxes	$477,700	$644,800
Accrued interest	45,900	58,900
Accrued litigation claims	143,400	277,500
Other	576,800	399,800
Total Accrued Liabilities	$1,243,800	$1,381,000

NOTE 6 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2017	2016

Revenue Recognized	$—	$324,500
Less: Billings to date	—	(310,900)
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$13,600

Billings to date	$2,669,600	$3,063,500
Revenue recognized	(2,069,500)	(1,972,700)
Billings in excess of costs and estimated earnings on uncompleted contracts	$600,100	$1,090,800

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. At June 30, 2017 and December 31, 2016, the Company owned 54% of the membership units, Black Stone owned 26% of the membership units, an outside third party 10% of the membership units and two related parties (as noted above), each owned 5% of the membership units.

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

Since its inception through September 30, 2017, we have provided approximately $6 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC, continued

Licensing Agreements

In 2014, Sterall ordered a total of six CoronaLux™ units, of which one unit was delivered during the year ending December 31, 2014, and five units have been pending delivery since that time. Sterall paid a non-refundable placement fee of $236,300 for the unit delivered in 2014 which the Company has been recognizing over the term of the agreement. Sterall also paid a deposit of $330,000 for the five units ordered leaving a balance of $851,500 still owed. The Company fully reserved the amount owed. In July 2017, the Company and Sterall signed a Settlement Agreement and Mutual Release which allows Sterall to keep the one unit delivered in 2014 and another unit also on site, in exchange for the Company’s retention of the $330,000 deposit paid by Sterall and the issuance of 300,000 shares of restricted common stock. Sterall also forfeits all rights to operate the CoronoLux technology anywhere in the U.S. territories, but is granted an exclusive right to operate the systems in the limited and sole territory of Haiti for a period of 10 years in exchange for a 5% royalty payable to the Company on gross revenue derived from any source arising out of or related to the operation of the CoronoLux technology.

On February 22, 2014, SEER and PWS entered into an Agreement with Daniel McAteer & Associates (“DMA”) to develop, permit and exploit the PWS waste destruction technology in Ireland and United Kingdom (“Limited Territory”). The Agreement called for the formation of a Joint Venture to be owned 50% by SEER and 50% by DMA. In accordance with the agreement, DMA was to pay a one-time license fee of $350,000 for an exclusive license for the limited purpose of medical waste destruction in the Limited Territory. On June 10, 2014 Paragon Waste (UK) Ltd (“Paragon UK”, “UK Joint Venture”), was formed in accordance with the laws of Northern Ireland. A total of 300,100 shares were issued upon formation, 100 Ordinary A voting shares were issued, of which PWS received 50 Ordinary A shares and 300,000 Ordinary B non-voting shares were issued. In 2015, the Agreement with DMA was amended to where Paragon UK purchased the CoronaLux™ unit from PWS for $350,000. Operations to date of the Paragon UK Joint Venture have been limited to formation, the delivery of a CoronaLux™ unit with a third party in the United Kingdom and application and permitting efforts with regulatory entities. As of September 30, 2017, a balance of $176,000 is still owed and has been fully reserved by the Company.

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

On November 17, 2014, PWS entered into an Exclusive Licensing and Equipment Lease Agreement, for a limited license territory, with Medical Waste Services, LLC (“MWS”). The License Agreement grants to MWS the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of seven years and requires a payment of $225,000 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. MWS has received approval from the California Department of Public Health and a restricted permit from the South Coast Air Quality Management District (“SCAQMD”) to operate the CoronaLux™ unit licensed by MWS at its facility in Southern California. Operations to date have included the destruction of medical waste under a temporary operating permit issued by SCAQMD since May 2015 and efforts to obtain a full operating permit from SCAQMD were successful and SCAQMD issued a ‘Notice of Intent to Issue Permit to Operate’ in March 2017. In August 2017, the full operating permit had been reviewed and verbally approved by SCAQMD, however, the Company has not yet received the full operating permit as of September 30, 2017.

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

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016 and are recognized as revenue ratably over the term of the contract.

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

As of September 30, 2017, and December 31, 2016, the outstanding balance due to the IRS was $992,000, and $993,300, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 9 – DEBT

Debt as of September 30, 2017 and December 31, 2016, was comprised of the following:

	2017	2016

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company.	1,605,000	1,605,000
Debt discount on convertible notes	(9,200)	(14,900)

Secured short term note payable dated October 24, 2016 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in April 2017. The penalty period for shares to be issued was reached and the Company issued 350,000 shares of its common stock under the terms of this agreement. The shares were valued at $245,000 recorded as interest expense.	—	200,000

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

Secured short term note payable dated December 1, 2016 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in August 2017. The penalty period for shares to be issued was reached and the Company issued 800,000 shares of its common stock under the terms of this agreement. The shares were valued at $531,000 recorded as interest expense.	—	200,000

Secured short term note payable dated January 23, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in August 2017. The penalty period for shares to be issued was reached and the Company issued 150,000 shares of its common stock under revised terms of the agreement. The shares were valued at $105,000 recorded as interest expense. No additional shares will be issued by the Company.	—	—

Secured short term note payable dated March 30, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $10,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,000 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by specific customer accounts receivables and a personal guarantee of an officer of the Company. This note was paid in full in August 2017. The penalty period for shares to be issued was reached and the Company recorded 200,000 shares of its common stock under the terms of this agreement. The shares were valued at $128,000 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement.	—	—

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – DEBT, continued

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company.	300,000	—

Note payable dated October 13, 2015, interest at 8% per annum, payable in 24 monthly installments of principal and interest $4,523, due October 1, 2017. Secured by certain assets of SEM and guaranteed by SEER and MV. This note was paid in full in October 2017.	4,500	43,600

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV	148,700	180,000

Note payable insurance premium financing, interest at 4.25% per annum, payable in 10 installments of $44,706, due November 1, 2017	42,000	—

Capital lease obligations, secured by certain assets, maturing through March 2019	49,200	109,600
Total notes payable and capital lease obligations	2,140,200	2,323,300
Less: current portion	(425,000)	(571,800)
Notes payable and capital lease obligations, long-term, including debt discount	$1,715,200	$1,751,500

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of September 30, 2017 and December 31, 2016 are as follows:

	2017	2016

Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $127,900 for the nine months ended September 30, 2017 and $205,000 for the year ended December 31, 2016, as such, royalties of approximately $23,600 and $17,200 were due at September 30, 2017 and December 31, 2016, respectively.

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

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux unit at an MWS facility, and subsequently received a limited permit to operate. Operations to date have included the destruction of medical waste. For the nine months ended September 30, 2017 and the year ended December 31, 2016, PWS has recorded $19,000 and $15,700 in income which represents their 50% interest in the net income of the joint venture, respectively. In addition, for the nine months ended September 30, 2017 and the year ended December 31, 2016, PWS billed the joint venture approximately $57,000 and $68,000 in costs incurred on behalf of the joint venture, respectively.

Due to the ability of the Company to rescind the shares issued at the commencement of the transaction the shares were considered contingently issuable shares and as such the 1,200,000 shares not considered issued and outstanding at December 31, 2015. The 15% ownership interest in Sterall was considered contingently held until the conclusion of this transaction.

As of December 31, 2015, an independent appraisal was not performed and the Amended Equity Agreement expired by its terms. The 1,200,000 shares subject to the original Equity Agreement and the Amended Equity Agreement became unrestricted in 2016 and are now considered issued and outstanding. The shares were valued at $720,000 and have been recorded as a long term other asset pending resolution of claims by the parties involved related to the Sterall licensing agreement from September 2013, Sterall equipment deposits of $330,000 from 2014 and the equity purchase agreement noted above. As of December 31, 2016, a settlement has not been reached by the parties however, they continue to negotiate an agreement and an impairment of the long term asset in the amount of $720,000 was recorded by the Company. In July 2017, the Company and Sterall signed a Settlement Agreement and Mutual Release which allows Sterall to keep the one unit delivered in 2014 and another unit also on site, in exchange for the Company’s retention of the $330,000 deposit paid by Sterall and the issuance of 300,000 shares of restricted common stock. (see Note 7)

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2017, we sold our fixed railcar cleaning division which includes substantially all assets and liabilities of Tactical (except for cash) as well as three locations in REGS including Illinois, Maryland and Pennsylvania for a sales price of $2.4 million of proceeds received at the close on July 31, 2017, subject to an adjustment for working capital changes, and guaranteed payments of $1.1 million over the next three years. In addition, the Company is entitled to receive another $1.5 million based on the performance of the fixed railcar cleaning locations, also over the next three years. Accordingly, the carrying value of the assets and liabilities associated with the railcar cleaning locations are presented as “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheet as of December 31, 2016, and “Discontinued operations” on our consolidated statement of operations for three and nine months ending September 30, 2017 and September 30, 2016, and on our consolidated statement of cash flows for the nine months ending September 30, 2017 and September 30, 2016. The sale was completed on July 31, 2017. For the nine months ended September 30, 2017 we recorded net income from discontinued operations and a gain on the sale of rail operations equal to $693,700 and $2,663,800, respectively.

Assets and liabilities held for sale were comprised of the following:

	September, 2017	December 31, 2016

Accounts receivable, net	$—	$841,800
Property and equipment, net	—	156,200
Other	—	26,600
Total Assets held for sale	$—	$1,024,600

Accounts payable	$—	$513,500
Accrued expenses and other	—	89,600
Total Liabilities held for sale	$—	$603,100

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ending September 30,		For the nine months ending September 30,
	2017	2016	2017	2016

Services revenue	$757,100	$877,800	$4,082,200	$2,854,100

Services costs	489,800	714,500	3,070,200	2,144,500
General and administrative expenses	23,000	35,400	117,800	118,400
Salaries and related expenses	27,700	70,400	208,900	192,300
Other (income) expense	1,200	300	(8,400)	1,300
Total expenses	541,700	820,600	3,388,500	2,456,500

Operating income	215,400	57,200	693,700	397,600
Income tax benefit	—	—	—	—

Total income from discontinued operations	$215,400	$57,200	$693,700	$397,600

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS, continued

Total gain on disposal of rail operations:

September 30, 2017

Consideration from sale	$2,400,000
Net present value of future consideration	961,500
Carrying value of net assets*	(574,100)
Gross gain on disposal	2,787,400
Additional costs on disposal
Commissions	(96,000)
Accounting	(18,500)
(114,500)
Total gain on sale of rail operations	$2,672,900

*Carrying value of net assets

Accounts receivable, net	$1,130,500
Property and equipment, net	177,200
Other	60,200
Total Assets	$1,367,900

Accounts payable	$771,900
Accrued expenses and other	21,900
Total Liabilities	$793,800
Carrying value of net assets	$574,100

NOTE 12 – EQUITY TRANSACTIONS

2017

During the nine months ended September 30, 2017, the Company issued 200,000 warrants, in connection with consulting services provided, exercisable for 5 years at $0.70 per share and valued at $31,300 using the Black Scholes valuation method.

During the nine months ended September 30, 2017, the Company issued 300,000 shares of $.001 par value common stock valued at $174,000 in connection with a settlement agreement. (See Note 7)

During the nine months ended September 30, 2017, the Company issued 300,000 shares of $.001 par value common stock valued at $189,000 in connection with the late payment penalty due on short-term notes. (See Note 9)

During the nine months ended September 30, 2017, the Company recorded 700,000 shares of $.001 par value common stock valued at $475,000 as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the nine months ended September 30, 2017, the Company issued 500,000 shares of $.001 par value common stock valued at $345,000 in connection with the late payment penalty due on short-term notes. (See Note 9)

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – EQUITY TRANSACTIONS, continued

During the nine months ended September 30, 2017, the Company issued 13,496 shares of its $.001 par value common stock upon the cashless exercise of 166,666 common stock options.

During the nine months ended September 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly vesting of 56,250 options commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

During the nine months ended September 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $0.70 to Don Moorhead in connection with his agreement dated May 1, 2017. The options vest over a period of two years in a series of 8 successive equal quarterly installments of 125,000 commencing July 1, 2017 and ending April 1, 2019. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $231,514. The assumptions used in calculating such value include a risk-free interest rate of 1.84%, expected volatility of 39.17%, an expected life of 4.5 years and a dividend rate of 0.

During the nine months ended September 30, 2017, the Company and certain warrant holders entered into agreements in which the Company agreed to extend the expiration date of then outstanding warrants by 12 months to acquire 2,966,191 shares of common stock of the Company. Certain warrant holders were offered the extensions at no additional cost to the warrant holder, while others agreed to pay the Company approximately $160,760 for the extensions. As of September 30, 2017, one of the warrant holders is making monthly payments with approximately $12,260 remaining outstanding. The Company recorded stock based compensation expense of $83,677 for those warrant holders granted extensions without compensation to the Company.

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

During the nine months ended September 30, 2016, the Company treated as issued 1,200,000 shares of its $.001 par value common stock valued at $720,000 in connection with the Sterall transaction (see Note 7).

During the nine months ended September 30, 2016, the Company issued 60,000 common stock options to employees exercisable at $.60 per share.

In the third quarter of 2016, the Company issued $250,000 in convertible debt that is convertible into 357,142 shares of its $.001 par value common stock.

In May 2016, the Company issued 500,000 warrants, in connection with a short-term financing, exercisable at $.50 per share for a period of four years.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – CUSTOMER CONCENTRATIONS

For the three months ended September 30, 2017, the Company had sales from operations to one customer that represented approximately 17% of total sales. For the nine months ended September 30, 2017, the Company did not have sales representing more than 10% to any one customer. The Company had sales from operations to two customers for the three months ended September 30, 2016 that represented approximately 38% of total sales, and had one customer for the nine months ended September 30, 2016 that represented approximately 22% of our total sales. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Nine Months Ended September 30,
	2017	2016
Warrants	8,861,441	9,964,430
Options	2,155,000	990,000
Convertible notes payable, including accrued interest	2,339,091	1,493,505
	13,355,532	12,447,935

NOTE 15 - ENVIRONMENTAL MATTERS AND REGULATION

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

Reach has had minimal operations through September 30, 2017. Substantially all of the assets and liabilities of Tactical, the rail car cleaning segment, was sold July 31, 2017 (Note 11).

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended September 30, 2017 and 2016 is as follows:

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$413,000	$717,300	$453,100	$—	$1,583,400
Depreciation and amortization (1)	87,800	37,000	33,500	28,300	186,600
Interest expense	5,400	3,300	—	247,300	256,000
Stock-based compensation	—	—	—	37,200	37,200
Net income (loss)	(319,900)	(64,700)	(53,200)	(940,200)	(1,378,000)
Capital expenditures (cash and noncash)	179,100	—	—	—	179,100
Total assets	$673,400	1,749,800	$1,451,800	$1,802,900	$5,677,900

2016	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$167,600	$1,749,100	$41,900	$—	$1,958,600
Depreciation and amortization (1)	81,700	42,700	31,500	24,800	180,700
Interest expense	7,600	5,300	—	42,800	55,700
Stock-based compensation	—	—	—	10,900	10,900
Net income (loss)	(558,700)	217,000	(197,800)	(391,500)	(931,000)
Capital expenditures (cash and noncash)	6,300	—	5,200	—	11,500
Total assets	$1,118,300	$2,349,300	$2,914,500	$1,083,100	$7,465,200

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16 - SEGMENT INFORMATION AND MAJOR CUSTOMERS, continued

Segment information for the nine months ended September 30, 2017 and 2016 is as follows:

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$1,803,000	$4,268,800	$596,900	$—	$6,668,700
Depreciation and amortization (1)	257,700	153,400	108,700	75,500	595,300
Interest expense	17,800	12,300	100	1,182,300	1,212,500
Stock-based compensation	—	—	—	94,000	94,000
Net income (loss)	(789,100)	395,700	(252,100)	(2,967,400)	(3,612,900)
Capital expenditures (cash and noncash)	239,500	1,300	—	—	240,800
Total assets	$673,400	1,749,800	$1,451,800	$1,802,900	$5,677,900

2016	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$2,423,800	$3,454,500	$170,100	$—	$6,048,400
Depreciation and amortization (1)	251,100	125,500	96,300	98,000	570,900
Interest expense	25,100	17,500	500	212,100	255,200
Stock-based compensation	—	—	—	84,000	84,000
Net income (loss)	88,500	91,000	(303,400)	(1,022,500)	(1,146,400)
Capital expenditures (cash and noncash)	129,400	12,900	12,100	—	154,400
Total assets	$1,118,300	$2,349,300	$2,914,500	$1,083,100	$7,465,200

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.
(2)	Includes mobile rail car cleaning and excludes locations classified as discontinued operations.
(3)	Excludes discontinued operations.

NOTE 17 – LITIGATION

In March 2016, a complaint was filed by a lessor of property leased by REGS, a subsidiary of the Company. The month-to-month lease expired February 29, 2016, when REGS vacated the property. The landlord made certain claims including property damage, and loss of rents, attorney fees and other costs totaling approximately $97,000. REGS engaged defense counsel and zealously opposed the claims. In December 2016, the Company and the lessor reached a settlement of $65,000. At September 30, 2017 and December 31, 2016 $0 and $39,000 was outstanding, respectively. The case was dismissed with prejudiced and the matter is closed.

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017, the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. At September 30, 2017 and December 31, 2016 $143,400 and $212,500 was outstanding, respectively. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice.

NOTE 18 - SUBSEQUENT EVENTS

During October 2017, the Company paid one note in full which was secured by certain assets of SEM and guaranteed by SEER and MV.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $19.4 million as of September 30, 2017, and $19.3 million as of December 31, 2016. For the nine months ended September 30, 2017 we had loss from operations of $3.6 million and for the year ended December 31, 2016, we incurred loss from operations of approximately $4.7 million. The Company had a working capital deficit of approximately $2.9 million at September 30, 2017, a decrease of approximately $1.1 million in the working capital deficit of $4 million at December 31, 2016. REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 for the year ended December 31, 2016. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2016.

Realization of a major portion of our assets as of September 30, 2017 and December 31, 2016, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. The Company opened an additional rail car cleaning facility in the Midwest (Illinois) and East Coast (Maryland) during 2016 and in the Jersey Coast (Pennsylvania) in 2017 to offset some of the lost revenue previously derived from the refinery sector. Revenue from the new rail car cleaning facilities began in mid-2016 (Illinois), fourth quarter of 2016 (Maryland) and second quarter 2017 (Pennsylvania) and all locations experienced monthly revenue growth during the months leading up to their sale on July 31, 2017. These three rail car cleaning facilities are included with the Tactical rail car cleaning facilities in assets and liabilities held for sale at December 31, 2016, and as discontinued operations for the three and nine months ended September 30, 2017 and 2016. In addition, we have undertaken a number of specific steps to improve operating efficiencies, revenues and income to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate our CoronaLux™ waste destruction units either through our joint ventures and/or licensees. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations, particularly the landfill gas and oil field emissions sectors. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The sale of assets and liabilities of Tactical and certain locations within REGS has provided the Company working capital to repay short-term notes totaling $650,000 and accelerate growth of our high-margin technology divisions. We anticipate selling, general and administrative (SG&A) expenses to be reduced somewhat for the last quarter of 2017. The full synergies should be realized in 2018 with expected annualized savings in SG&A in the range of $0.5 million to $0.7 million. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses at current levels, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Results of Continuing Operations for the Three Months Ended September 30, 2017 and 2016

Total revenues were approximately $1.6 million and $2 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in revenue comparing Q3 2017 to Q3 2016 is driven by a decrease of approximately $1 million or 59% in environmental solutions revenue offset by an increase of $245,400 or 146% in industrial cleaning revenue and an increase of $411,000 or 979% in solid waste revenue. The decrease in the environmental solutions revenue is due to a decline in long-term contract revenue in Q3 2017. The increase in industrial cleaning revenue is due to an uptick in industrial cleaning services as compared to the loss of significant customer that occurred during Q2 and Q3 2016. The increase in solid waste revenue is due to a settlement agreement reached with one customer which required the recognition of remaining deferred revenue related to the license agreement and a customer deposit totaling $330,000.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $2.7 million for the quarter ended September 30, 2017 compared to $2.7 million for the quarter ended September 30, 2016. Although there was no overall change in operating costs between the quarters, the changes within the quarter ended September 30, 2017 were primarily the result of a 1) a 59% decrease in environmental solutions revenue resulting in a 62% decrease in environmental solutions costs totaling approximately ($816,100), 2) a 146% increase in industrial cleaning revenue resulting in a 17% increase in industrial cleaning costs totaling approximately $82,600, 3) a 981% increase in solid waste revenue resulting in a 333% increase in solid waste costs totaling approximately $265,700, 4) an approximately $370,700 increase in general and administrative expenses primarily driven by an increase in business insurance ($35,000), professional services ($115,000), cost of issuing warrants ($30,000) and the cost of issuing common shares for settlement of a license agreement ($174,000) and 5) an approximately $89,000 increase in salaries and related expenses primarily driven by an increase in stock based compensation ($30,000) and engineering salaries not allocated to a specific environmental solutions job due to decrease in revenue for the quarter. Service costs outpaced service revenue in both Q3 2017 and Q3 2016 as full utilization of manpower and the ability to utilize and bill our own equipment and rent less third-party equipment was not realized, although the gap narrowed in Q3 2017 as compared to Q3 2016. Product costs as a percentage of product revenues were 29% for the quarter ended September 30, 2017 and 24% for the quarter ended September 30, 2016. The increase in margin performance for the product sales is due to a larger mix of media and one time revenue.

Total non-operating other income (expense), net was $(216,000) for the quarter ended September 30, 2017 compared to $(136,100) for the quarter ended September 30, 2016. For the quarter ended September 30, 2017 non-operating expenses were comprised of interest expense of $(256,000) offset by other income of $40,000. For the quarter ended September 30, 2016 non-operating expenses were comprised of interest expense of $(55,700), loss contingency of $(48,000) and other expense of $(32,400). The increase in interest expense in Q3 2017 compared to Q3 2016 was primarily the result of the Company having to issue common stock valued at $189,000 to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the quarter ended September 30, 2016 due to prior year losses and for the quarter ended September 30, 2017, due to year-to-date losses and the application of a 100% valuation allowance for all deferred tax assets created by our NOLs.

The Company had a loss from operations for the quarter ended September 30, 2017 of $(1,378,000) compared to a loss from operations of $(931,000) for the quarter ended September 30, 2016. The loss for the quarter ended September 30, 2017 was largely driven by a decrease in total revenues and an increase in net total other expenses, as noted above.

Results of Continuing Operations for the Nine Months Ended September 30, 2017 and 2016

Total revenues were approximately $6.7 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively, and increase of $700,000 or 12%. The increase in revenue is driven by an increase of approximately $800,000 or 24% in environmental solutions revenue coupled with an increase of approximately $427,000 or 251% in solid waste revenue and offset by a decrease of approximately $600,000 or 26% in industrial cleaning revenue. The increase in the environmental solutions revenue is due to greater long-term contract revenue, one-time revenue and recurring media sales to new and existing customers for the nine months ended September 30, 2017 as compared to the same year-prior period. The increase in solid waste revenue is due to a settlement agreement reached with one customer which required the recognition of remaining deferred revenue related to the license agreement and a customer deposit totaling $330,000. The decrease in industrial cleaning revenue is due to the notification in April 2016 by a significant customer in that segment of the loss of routine maintenance services to this significant customer, although other industrial cleaning services would continue.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $9.1 million for the nine months ended September 30, 2017 compared to $7.8 million for the nine months ended September 30, 2016. The increase in operating costs of approximately $1.3 million is primarily the result of a 1) a 24% increase in environmental solutions revenue resulting in a 22% increase in environmental solutions costs totaling approximately $525,000, 2) a 251% increase in solid waste revenue resulting in a 86% increase in solid waste costs totaling approximately $210,000, 3) an 26% decrease in industrial cleaning services resulting in an 2% decrease in industrial cleaning costs totaling approximately ($40,000), and 4) an approximately $696,000 increase in general and administrative expenses. Service costs as a percentage of service revenues were 115% for the nine months ended September 30, 2017, compared to 87% for the nine months ended September 30, 2016. Service costs outpaced service revenue in the nine months ended September 30, 2017 as full utilization of manpower and the ability to utilize and bill our own equipment and rent less third-party equipment was not realized. Product costs as a percentage of product revenues were 68% for the nine months ended September 30, 2017 and 69% for the nine months ended September 30, 2016. G&A expenses increased by approximately $696,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The primary reasons for the increase in G&A expenses are; 1) an increase in depreciation and amortization of approximately $28,000, 2) an increase in business insurance of approximately $82,000, 3) an increase in professional services of approximately $200,000 4) the Company recorded an expense for modifying existing warrants to increase the time to exercise term of the warrants of approximately $84,000, 5) the Company recorded an expense for issuing a warrant for professional services provided of approximately $30,000, and 6) the Company recorded an expense for issuing common shares related to the settlement of a licensing agreement of approximately $145,000. Salaries and related expenses decreased by approximately $122,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Total non-operating other income (expense), net was $(1,178,400) for the nine months ended September 30, 2017 compared to $(307,100) for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 non-operating expenses were comprised of interest expense of $(1,212,500) offset by other income of $34,100. For the nine months ended September 30, 2016 non-operating expenses were comprised of interest expense of $(255,200), loss contingency of $(48,000) and other expense of $(3,900). The increase in interest expense for the nine months ended September 30, 2017 compared to 2016 was primarily the result of the Company having to issue common stock valued at $1,009,000 to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the nine months ended September 30, 2016 due to prior year losses and for the nine months ended September 30, 2017, due to year-to-date losses and the application of a 100% valuation allowance for all deferred tax assets created by our NOLs.

The Company had a loss from operations for the nine months ended September 30, 2017 of $(3,612,900) compared to a loss from operations of $(2,093,100) for the nine months ended September 30, 2016. The loss for the nine months ended September 30, 2017 as compared to the loss from the nine months ended September 30, 2016 was largely driven by a (3.5%) decrease in gross margin coupled with an increase in general and administrative expenses and net other expenses, as noted above. In addition, salaries and related expenses were fairly consistent for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the nine months ended September 30, 2017 of $(2,192,000) compared to net cash used by operating activities for the nine months ended September 30, 2016 of $(1,285,900), a further use of cash of approximately $(906,100). Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and non-cash interest expense related to issuable common stock shares as penalty for delay in repayment of short-term notes. Non-cash adjustment totaled $1,891,100and $760,500 for the nine months ended September 30, 2017 and 2016, respectively, so non-cash adjustments had a significantly larger impact on net cash used by operating activities for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 by over $1.8 million. For the nine months ended September 30, 2017, the net negative change in operating assets and liabilities was $(470,200) compared to the nine months ended September 30, 2016 where the net positive change in operating assets and liabilities, as described above, was $72,300. The negative change in operating assets and liabilities had a much greater impact on net cash used by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Investing activities

The purchase of property, equipment and intangibles were greater in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 by approximately $86,000. In the nine months ended September 30, 2017 the additions totaled $240,800 compared to additions in of $154,400 during the nine months ended September 30, 2016. In the nine months ended September 30, 2016 we received insurance proceeds of $59,000 from property damage and there were no such proceeds during the nine months ended September 30, 2017. In the nine months ended September 30, 2017 we received proceeds from the sale of rail operations of $2,400,000 and paid costs related to the sale of $114,500. Additionally, during the nine months ended September 30, 2017, we loan $300,000 to an unrelated entity under the terms of a note receivable.

Financing Activities

Net cash used in financing activities was $(82,500) for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $525,300 for the nine months ended September 30, 2016. The primary difference is that in the nine months ended September 30, 2017, we had proceeds from short-term notes and extension of warrants of $898,600 and made payments on notes and capital lease obligations of $(980,900), whereas for the nine months ended September 30, 2016, we had proceeds for the sale of stock, exercise of warrants and warrant extensions along with proceeds from short-term and convertible notes totaling $1,104,900 and made payments on notes and capital lease obligations of $(559,600).

DISCONTINUED OPERATIONS

Results of Discontinued Operations for the Three Months Ended September 30, 2017 and 2016

Total revenues were approximately $757,000 and $878,000 for the three months ended September 30, 2017 and 2016, respectively. The decrease in revenue comparing Q3 2017 to Q3 2016 is driven by the sale date one month into Q3 2017 compared to a full quarter of revenue for Q3 2016, coupled with expansion into new rail locations in Maryland and Pennsylvania between Q3 2016 and Q3 2017.

Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were approximately $542,000 for the quarter ended September 30, 2017 compared to $821,000 for the quarter ended September 30, 2016. The decrease in operating costs of approximately $279,000 is primarily the result of a 1) a 14% decrease in services revenue resulting in a 31% decrease in services costs totaling approximately $225,000, and 2) an approximately $43,000 decrease in salaries and related expenses. Service costs as a percentage of service revenues were 65% for the quarter ended September 30, 2017 and 81% for the quarter ended September 30, 2016. The increase in margin performance is due to improved efficiencies.

Total net income from discontinued operations was $215,400 for the quarter ended September 30, 2017 compared to $57,200 for the quarter ended September 30, 2016.

There is no provision for income taxes for the quarter ended September 30, 2016 due to prior year consolidated losses and for the quarter ended September 30, 2017, due to year-to-date consolidated net loss for the period.

Results of Discontinued Operations for the Nine Months Ended September 30, 2017 and 2016

Total revenues were approximately $4.1 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in revenue is driven by the expansion into new rail locations in Maryland and Pennsylvania, as well as expansion of operations in locations in Illinois, Kansas and Colorado during the nine months ended September 30, 2017.

Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were $3.4 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016. The increase in operating costs of approximately $932,000 is primarily the result of a 43% increase in services revenue resulting in a 43% increase in services costs totaling approximately $926,000. Service costs as a percentage of service revenues remained consistent at 75% for the nine months ended September 30, 2017 and 2016.

Total net income from discontinued operations was $693,700 for the nine months ended September 30, 2017 compared to $397,700 for the nine months ended September 30, 2016.

There is no provision for income taxes for the quarter ended September 30, 2016 due to prior year consolidated losses and for the quarter ended September 30, 2017, due to year-to-date losses and the application of a 100% valuation allowance for all deferred tax assets created by our NOLs.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by discontinued operations for the nine months ended September 30, 2017 of $461,400 compared to net cash provided by discontinued operations for the nine months ended September 30, 2016 of $768,000, a decrease of cash of $(306,600).

Investing activities

In the nine months ended September 30, 2017 we received proceeds from the sale of rail operations of $2,400,000 and paid costs related to the sale of $114,500.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $235,500 and $235,500 has been reserved as of September 30, 2017 and December 31, 2016, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2017, and December 31, 2016, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2017. As of December 31, 2016, the Company determined an impairment to five CoronaLux ™ units of $809,000 incurred due to lack of sale or license of the five units for a period of more than 12 months since completion of the units.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2017, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2017, the Company issued 200,000 warrants, in connection with consulting services provided, exercisable for 5 years at $0.70 per share and valued at $31,300 using the Black Scholes valuation method.

During the nine months ended September 30, 2017, the Company issued 300,000 shares of $.001 par value common stock valued at $174,000 in connection with a settlement agreement. (See Note 7)

During the nine months ended September 30, 2017, the Company issued 300,000 shares of $.001 par value common stock valued at $189,000 in connection with the late payment penalty due on short-term notes. (See Note 9)

During the nine months ended September 30, 2017, the Company issued 500,000 shares of $.001 par value common stock valued at $345,000 in connection with the late payment penalty due on short-term notes. (See Note 9)

During the nine months ended September 30, 2017, the Company recorded 700,000 shares of $.001 par value common stock valued at $475,000 as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the period January 1, 2017 to September 30, 2017, the Company issued 13,496 shares of its $.001 par value common stock upon the cashless exercise of 166,666 common stock options.

During the period January 1, 2017 to September 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly installments of 56,250 commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

During the period January 1, 2017 to September 30, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $0.70 to Don Moorhead in connection with his agreement dated May 1, 2017. The options vest over a period of two years in a series of 8 successive equal quarterly installments of 125,000 commencing July 1, 2017 and ending April 1, 2019. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $231,514. The assumptions used in calculating such value include a risk-free interest rate of 1.84%, expected volatility of 39.17%, an expected life of 4.5 years and a dividend rate of 0.

During the nine months ended September 30, 2017, the Company and certain warrant holders entered into agreements in which the Company agreed to extend the expiration date of then outstanding warrants by 12 months to acquire 2,966,191 shares of common stock of the Company. Certain warrant holders were offered the extensions at no additional cost to the warrant holder, while others agreed to pay the Company approximately $160,760 for the extensions. As of September 30, 2017, one of the warrant holders is making monthly payments with approximately $12,260 remaining outstanding. The Company recorded stock based compensation of $83,677 for those warrant holders granted extensions without compensation to the Company.

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

Dated: November 13, 2017	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer