Form 10-K
period 2017-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2018-04-18
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

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

Yes ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 48,206,944 shares of common stock at a price of $.65 per share for an aggregate market value of $31,334,513.

As of April 16, 2018 there were 56,663,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2017

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

ITEM 1. BUSINESS

Overview

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries. SEER currently operates five companies with four offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed technologies with many customer installations throughout the U.S. Each of the five operating companies is discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations.

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

The company now owns and manages four operating entities and one entity that has no significant operations to date.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of December 31, 2017.

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

PWS MWS Joint Venture: In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate from the South Coast Air Quality Management District (“SCAQMD”) and the California Department of Public Health. In November 2017, PWS received final air quality permit approval from SCAQMD allowing for full operations of the CoronaLux™ unit at the MWS facility.

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC ("GWWS") formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW will have an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In addition to the equity position, PWS will be the operating partner for the business and sell a number of additional systems to the joint venture over the next five years.  In 2017, PSMW purchased and installed three CoronaLux™ units at an PSMW facility. Operations in the form of medical waste destruction began in the first quarter of 2018.

Segment Information

The Company currently has identified three segments as follows:

		% of Annual Revenues
		2017	2016
REGS	Industrial Cleaning	27%	38%
MV, SEM	Environmental Solutions	62%	59%
PWS	Solid Waste	11%	3%

Reach is not currently operating but should operations commence it will be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but should operations commence it will be part of the Environmental Solutions segment.

As of December 31, 2017 we had no one customer with sales in excess of 10% of our revenues. As of December 31, 2016, we had one customer with sales in excess of 10% of our revenue and they represented approximately 17% of total revenues for the year ended December 31, 2016. In early 2016 we were notified by this significant customer that effective April 1, 2016 we would no longer be providing routine maintenance services but still be eligible to provide other industrial cleaning services. During 2016, the loss of revenue from this customer was approximately $2.5 million. See Notes 2 and 17 to the consolidated financial statements and Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $21.5 million as of December 31, 2017 and for the years ended December 31, 2017, and 2016, we incurred net losses, from continuing operations, of approximately $6.1 million and $5.0 million, respectively. As of December 31, 2017 and 2016 our current liabilities exceed our current assets by approximately $5.2 million and $3.8 million, respectively. Our total liabilities exceed total assets at December 31, 2017 by approximately $3.3 million and at December 31, 2016 our total liabilities exceeded our total assets by approximately $2.3 million. The primary reason for the increase in negative working capital and the reduction in total assets over total liabilities from 2016 to 2017 is due to the impairment of Paragon CoronaLux™ waste destruction units, the interest expense incurred during 2017, and the net loss incurred in 2017 as noted above, offset by a gain on sale of rail operations during 2017. Also see Notes 2, 7 and 13 to the consolidated financial statements. In early 2016 REGS, a wholly owned subsidiary, was notified that effective April 1, 2016 it would no longer be providing routine maintenance services to its largest customer but would still be eligible to provide other industrial cleaning services. The loss of revenue from this customer was approximately $2.5 million for the year ended December 31, 2016.

Realization of a major portion of our assets as of December 31, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Business Strategy

SEER’s growth to date has been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired REGS, and MV as wholly-owned subsidiaries. In 2015 SEM was created to provide recurring and high-margin revenue to the Company by offering an internal source of diverse media solutions that are required for the treatment of various waste and off gas streams. This also enables greater pricing flexibility by the technology solutions affiliates that, in turn, should result in increased sales of systems that leads to greater demand of media. The increased installation and demand for media change outs also creates service opportunities for the Company’s service sector. We intend to continue pursuing an aggressive strategy of both acquisitions and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets. Potential acquisitions may include businesses that secure supply chain and vendor logistics or are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

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

In all its businesses, the Company currently holds very small parts of very large and growing markets. MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost effective removal of H2S from process gas streams. H2S is highly corrosive, and is a precursor to sulfur dioxide, a highly regulated air pollutant. Therefore removing H2S from industrial process waste streams is important in order to enhance the safety of personnel, extend the life of industrial equipment, and to minimize resulting air pollution. In the markets served by MV there are a number of competing technologies employed such as: biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. REGS competes by offering superior customer response and lower total cost of service. PWS competes by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling. We believe that the patented CoronaLux™ technology results in a radically superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market.

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

As of December 31, 2017 and December 31, 2016, the outstanding balance due to the IRS was $997,700, and $993,300, respectively.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $5,600 and $192,500 on R&D for the years ended December 31, 2017 and 2016, respectively.

Employees

As of December 31, 2017, we employed approximately 40 full time non-union hourly and salaried employees. There is some seasonality to our business which requires us to use day laborers.

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

ITEM 1A. RISK FACTORS

Not required as the Company is a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Commerce City, CO(2)	Leased	REGS operations	8,686	1.8
Golden, CO (1)	Leased	Corporate office, MV operations	9,750	n/a

(1)	On December 16, 2013, the Company executed a new lease for 9,750 square feet of office and warehouse space that will serve as the headquarters for SEER, MV and PWS. The lease commenced on February 1, 2014 and terminates on January 31, 2019 unless otherwise extended.
(2)	REGS had been leasing their warehouse and yard space on a month to month basis after the terms of a long term lease had expired. Subsequent to year end, REGS executed a new four year lease commencing April 1, 2016 for 8,686 square feet of building and approximately 1.8 acres of yard.

ITEM 3. LEGAL PROCEEDINGS

Other than the disclosure in Note 9 to the Consolidated Financial Statements regarding the past due payroll taxes and in Note 20 to the Consolidated Financial Statements regarding the Chapter 11 Bankruptcy proceedings of SEM and the lease settlement for REGS, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

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

	For the Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$.81	$.50	$.98	$.35
Second Quarter	$1.08	$.60	$.90	$.50
Third Quarter	$.70	$.44	$.81	$.53
Fourth Quarter	$.79	$.40	$.67	$.45

Stockholders

As of April 16, 2018, there were approximately 85 shareholders holding 56,663,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During March 2018, the Company issued 250,000 shares of $.001 par value common stock for proceeds of $120,000.

During April 2018, the Company issued 75,000 shares of $.001 par value common stock for services provided and to be provided through May 31, 2018 totaling approximately $58,000.

As of April 15, 2018, the Company three short term notes for which the penalty period for shares to be issued has been reached. The Company has recorded 665,000 shares of its common stock as issuable under the terms of those agreements. The shares were valued at $306,900 and are recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreements.

During the year ended December 31, 2017, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q except as noted below.

During the year ended December 31, 2017 the Company issued 13,496 shares of $.001 par value common stock in connection with the cashless exercise of 166,666 options.

During the year ended December 31, 2017, the Company issued 200,000 warrants, in connection with consulting services provided, exercisable for 5 years at $0.70 per share and valued at $31,300 using the Black Scholes valuation method.

During the year ended December 31, 2017, the Company issued 300,000 shares of $.001 par value common stock valued at $174,000 in connection with a settlement agreement. (See Note 7)

In 2017, the Company issued 1,500,000 shares of $.001 par value common stock valued at $1,009,000 in connection with the late payment penalty due on short-term notes. (See Note 10)

In 2017, the Company recorded 190,000 shares of $.001 par value common stock valued at $130,000 as issuable to short-term note holders as required under their respective agreements. (See Note 10)

During the year ended December 31, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $1.00 to Richard Robertson in connection with his employment agreement dated January 9, 2017. At the date of issuance 100,000 shares vested immediately and the remaining 900,000 options vest over a period of four years in a series of 16 successive equal quarterly vesting of 56,250 options commencing March 31, 2017 and ending December 31, 2020. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $102,354. The assumptions used in calculating such value include a risk-free interest rate of 1.89%, expected volatility of 36.87%, an expected life of 5.5 years and a dividend rate of 0.

During the year ended December 31, 2017, the Company issued an option to purchase 1,000,000 shares of its $.001 par value common stock at a strike price of $0.70 to Don Moorhead in connection with his consulting agreement dated May 1, 2017. The options vest over a period of two years in a series of 8 successive equal quarterly installments of 125,000 commencing July 1, 2017 and ending April 1, 2019. The Company used the Black Scholes option pricing model to estimate the fair value of the options granted at $231,514. The assumptions used in calculating such value include a risk-free interest rate of 1.84%, expected volatility of 39.17%, an expected life of 4.5 years and a dividend rate of 0.

During the year ended December 31, 2017, the Company and certain warrant holders entered into agreements in which the Company agreed to extend the expiration date of then outstanding warrants by 12 months to acquire 2,966,191 shares of common stock of the Company. Certain warrant holders were offered the extensions at no additional cost to the warrant holder, while others agreed to pay the Company approximately $160,760 for the extensions. As of December 31, 2017, one of the warrant holders is making monthly payments with approximately $5,300 remaining outstanding. The Company recorded stock based compensation expense of $83,677 for those warrant holders granted extensions without compensation to the Company.

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

Overview

SEER was formed as a publicly traded company in early 2008 through a reverse merger. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries. SEER currently operates five companies with four offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S. Each of the five operating companies is discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment and oil & gas/industrial services. The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary, patented and patent-pending technologies, and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products as well as annuity type revenue streams.

Financial Condition

At December 31, 2017, we had approximately $5.2 million in negative working capital, which represents an increase of approximately $1.4 million from $3.8 million in negative working capital at December 31, 2016. The significant decrease in our working capital, results primarily from the net loss, before non-controlling interest, of $2.7 million for 2017. We were notified by a significant customer that effective April 1, 2016 we would no longer be providing routine maintenance services but still would be eligible to bid on other industrial cleaning services. The reduction of revenue from this customer during the year ended December 31, 2016 was approximately $2.5 million.

In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting its Offer in Compromise and in accordance with the rejection letter REGS has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The appeal submitted by REGS was denied by the IRS, however, the IRS has not taken any current action. As of December 31, 2017, the outstanding balance due to the IRS was $997,700 and REGS continues to be represented by tax counsel specializing in federal tax matters.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $21.5 million as of December 31, 2017, and $19.2 million as of December 31, 2016. For the years ended December 31, 2017, and 2016, we incurred net losses of approximately $2.7 million and $4.6 million, respectively.

Realization of a major portion of our assets as of December 31, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2017 and 2016

Total revenues were $8.4 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively. The increase of approximately $0.7 million or 9% in revenues comparing the year ended December 31, 2017 to the year ended December 31, 2016 is primarily attributable to the increases in revenues from our environmental solutions segment revenue increased from $4.5 million for the year ended December 31, 2016 to $5.3 million for the year ended December 31, 2017, an increase of approximately $0.8 million or approximately 18%. The increase is primarily attributable to higher media replacement sales and higher long term contract revenues. Our industrial cleaning segment which decreased from approximately $2.9 million in 2016 to approximately $2.3 million in 2017, a decrease of $0.6 million or approximately 21% and was primarily attributable to a single customer. Our solid waste disposal segment did not generate any revenue from sales of CoronaLux™ units during 2016 but did generate $600,000 in 2017 from the sale of 3 CoronaLux™ units . The solid waste disposal segment also generated licensing and placement fees of $161,500 in 2017 and $205,000 in 2016. In addition, the solid waste disposal segment generated approximately $156,000 in other fees for 2017 compared to $40,000 in other fees for 2016. The solid waste disposal segment has received approximately $168,000 in non-refundable fees in 2017 and from inception through December 31, 2017, $983,000, which are being recognized as revenue ratably over the term of the agreements.

Operating expenses, which include cost of products, cost of services, cost of solid waste and selling, general and administrative (SG&A) expenses, fixed asset and other asset impairment and litigation and other settlement were approximately $13.2 million for the year ended December 31, 2017 compared to $12.4 million for the year ended December 31, 2016. 1) An increase of product cost of $0.2 million corresponds with the increase in product revenue by 18% over 2016, 2) an increase in service costs of approximately $0.05 million associated with a 23% decrease in service revenues of $0.7 million, 3) an increase in SG&A of approximately $0.5 million comparing 2016 to 2017, this was primarily a result of an increase in professional fees of approximately $0.3 million and an increase in insurance and utilities of $0.1 million, 4) an increase in solid waste costs of approximately $0.9 million associated with an increase in solid waste revenues of $0.7 million, and 5) offset by a decrease of approximately $0.9 million in asset impairment and litigation and other settlement costs. Service costs as a percentage of service revenues were 120% for the year ended December 31, 2017 and 91% for the year ended December 31, 2016. The decrease in margin is due to reduced utilization of equipment and manpower as a result of the significant reduction in service revenue. In 2017 we saw a continued decrease in equipment and manpower utilization as a result of an ongoing decrease in revenue in 2017 from 2016. Product costs as a percentage of product revenues was 69% in 2017 compared to 76% in 2016. The increase in margin is primarily due to an increase in recurring product sales produced in-house that generate higher margins than when historically purchased from third parties. The one-time long-term projects margins remained consistent year over year. Solid waste costs were $315,000 in 2016 and $1.1 million in 2017. The increase is primarily due to two factors: 1) sales of three CoronaLux ™ units in 2017 as compared to none in 2016 and 2) a decrease in personnel costs related to product development and product enhancement activities. SG&A expense increased from approximately $4.2 million for the year ended December 31, 2016, to approximately $4.7 million for the year ended December 31, 2017, an increase of approximately $0.5 million. The increase in 2017 compared to 2016 was primarily due to an increase in professional fees of approximately $0.3 million and an increase in insurance and utilities of approximately $0.1 million. In 2017 and 2016 we impaired our idle CoronaLux ™ units in the amounts of $354,000 and $809,000, respectively. In 2017, we impaired a note receivable in the amount of $300,000. In 2017 we recognized a loss on settlement related to Sterall of $254,900. And in 2016 we impaired our other long-term asset related to Sterall in the amount of $720,000 (see Note 11) and accrued a litigation settlement in the amount of $277,000 including the related legal fees.

Total non-operating other income (expense), net was $(319,300) for the year ended December 31, 2016 compared to $(1,365,900) for the year ended December 31, 2017. The increase in 2017 compared to 2016 is primarily due to an increase in interest expense of $1.1 million as a result of an increase in short-term debt and penalty shares issued in 2017 related to the short-term debt.

There is no provision for income taxes for both the year ended December 31, 2017 and 2016, due to our net losses for both periods.

Net loss, before non-controlling interest, for the year ended December 31, 2017 was $2.7 million compared to a net loss, before non-controlling interest, of $4.7 million for the year ended December 31, 2016. The net loss attributable to SEER after deducting $545,400 for the non-controlling interest was $2.2 million for the year ended December 31, 2017 as compared to $3.9 million, after deducting $753,500 in non-controlling interest for the year ended December 31, 2016. As noted above, the 9% increase in revenue in 2017 compared to 2016 coupled with the gain on sale of rail operations and offset by the other expenses incurred during 2017 was the primary reason for the decrease in the net loss.

Changes in Cash Flow from Continuing Operations

Operating Activities

Net cash used in operating activities during the year ended December 31, 2017 was $2,786,300 compared to $747,800 during the year ended December 31, 2016. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock based compensation expense, asset impairment expense, and in 2017, non-cash interest expense related to the issuance of common stock for short-term debt penalty, an increase in the provision for doubtful accounts, settlement expense and the cost to sell equipment. In 2017, net non-cash adjustments totaled approximately $3,640,700 and in 2016, net non-cash adjustments totaled $2,432,700. In 2017, the net effect of changes in operating assets and liabilities was an decrease in cash by approximately $293,400, primarily due to a decrease of $863,500 in billings in excess of revenue on uncompleted contracts, a decrease of $279,800 in accounts payable and accrued liabilities, and coupled with an increase in accounts receivable and prepaid expenses and other assets of approximately $878,500. The increase in accounts receivable is primarily due to the timing of invoicing on client contracts. The decrease in billings in excess of revenue on uncompleted contracts in 2017 was primarily related to timing of completion of jobs versus starts to new jobs. In 2016, the net effect of changes in operating assets and liabilities was an increase in cash by approximately $1.9 million, primarily due to an increase in accounts payable and accrued liabilities of $1.3 million and an increase in billings in excess of revenue on uncompleted contracts of $500,000. In 2016, other changes in operating assets and liabilities offset each other resulting in no significant change in cash.

Investing activities

Net cash used in investing activities is primarily attributable to capital expenditures and notes receivable, while in 2017, net cash provided by investing activities was attributable to proceeds from the sale of the rail operations. Our net cash flow provided by investing activities was $2,066,800 for the year ended December 31, 2017 and cash flow used in investing activities was $149,800 for the year ended December 31, 2016. In addition to proceeds of $2,510,900 from the sale of discontinued operations during 2017, we also had proceeds from the sale of property and equipment of $74,300, additions to property and equipment of $199,800, increases in intangible assets of $18,600 and issued $300,000 of notes receivable.

Financing Activities

Net cash used in financing activities was approximately $37,500 for 2017 and net cash provided by financing activities was approximately $726,300 for 2016. Proceeds from the sale of common stock and exercise and extension of warrants was $0 and $454,900 in 2017 and 2016, respectively. Proceeds from the issuance of convertible and short-term debt was $1,275,000 and $1,155,000 in 2017 and 2016, respectively. Payments on notes payable and capital lease obligations was $1,468,000 in 2017 and $863,600 in 2016 and payments on related party notes payable was $0 in 2017 and $20,000 in 2016. Proceeds from the extension of warrants was $155,500 in 2017 and $0 in 2016.

Overall, our cash changed very minimally from 2016 to 2017 primarily due to our net loss from operations offset by the proceeds from the sale of discontinued operations, extension of warrants, and debt financing in 2017 that provided some working capital to offset our operating losses.

DISCONTINUED OPERATIONS

Results of Discontinuing Operations for the Years Ended December 31, 2017 and 2016

Total revenues were approximately $4.1 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively. The increase in revenue is driven by the expansion into new rail locations in Maryland and Pennsylvania, as well as expansion of operations in locations in Illinois, Kansas and Colorado during the year ended December 31, 2017.

Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were $3.4 million for the year ended December 31, 2017 compared to $3.6 million for the year ended December 31, 2016. The decrease in operating costs of approximately $0.2 million is primarily the result of a decrease in bad debt of $100,000 and a decrease in salaries of $50,000 from 2016 to 2017. Service costs as a percentage of service revenues remained fairly consistent at 75% and 78% for the years ended December 31, 2017 and 2016, respectively.

Total net income from discontinued operations was $694,300 for the year ended December 31, 2017 compared to $423,300 for the year ended December 31, 2016.

There is no provision for income taxes for the year ended December 31, 2016 due to prior year consolidated losses and for the year ended December 31, 2017, due to year-to-date consolidated net loss.

Changes in Cash Flow for Discontinued Operations

The Company had net cash provided by discontinued operations for the years ended December 31, 2017 of $577,900 compared to net cash provided by discontinued operations for the year ended December 31, 2016 of $173,900, an increase of cash of $404,000.

In the year ended December 31, 2017 we received gross proceeds from the sale of rail operations of $2,627,000 and paid costs related to the sale of $116,100.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $460,100 and $235,500 had been reserved as of December 31, 2017 and 2016, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2017 and 2016, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. For the years ended December 31, 2017 and 2016, the Company recognized an impairment to three CoronaLux ™ units of $354,000 and five CoronaLux ™ units of $809,000, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, our internal control over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

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

Joseph John Combs III, Esq., 60, CEO, President and Secretary. Mr. Combs, a SEER Founder, is currently CEO. He also serves as General Counsel. Mr. Combs has been Vice President of REGS since 2004, was the founder and President of Tactical Cleaning in 2005, and remains its President. Before joining the Company he owned and operated the law firm of Combs & Associates from 1989 to 2003. Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O’hara & Samuelian, in Los Angeles from 1983 to 1987. His experience in private practice has included corporate maintenance, international finance, and business litigation. Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and was a Director and Officer of Armada Water Assets, Inc until his resignation in September 2014. For the past five years Mr. Combs has not served as a director of a public company, other than SEER. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983. Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney. Effective January 1, 2013 Mr. Combs receives an annual salary of $165,000 and participation in an incentive compensation program.

Donald F. Moorehead, 67, Chairman of the Board and CEO of Paragon Waste Solutions. Mr. Moorehead is currently the Chairman and CEO of Highland Holdings, Inc. and for the past 15 years has been consulting on projects and businesses in New York, New Jersey, Ohio, Puerto Rico, St. Croix, Texas and Hawaii. Mr. Moorehead brings to SEER more than 30 years of C-level management experience in the solid waste industry and was noted as one of the most influential players in the solid waste industry during the 1990’s orchestrating multi-million and billion dollar mergers and acquisitions throughout the world. Mr. Moorehead’s career began after graduating from the University of Tulsa in 1972 with a degree in Engineering Mathematics. From 1977 until 1984 Moorehead served in various positions with Waste Management. In 1985, Mr. Moorehead founded Mid-American Waste Systems, an integrated solid waste management entity and, as chairman of the board and chief executive officer, he led the company through an initial public offering (IPO). In 1994, as the founder and acting chairman of USA Waste, an integrated non-hazardous waste company, Mr. Moorehead bought Pittsburgh-based Chambers Development Company in a $725-million transaction that, at the time, created the fourth-largest solid waste company in North America. Just four years later, USA Waste, upon acquiring Waste Management in a $13 billion- dollar merger became the largest solid waste company in the world. Mr. Moorehead was Chairman of the Board and Chief Executive Officer of USA Waste from October 1990 until May 1994. From 1994 through August 1997, he was vice chairman and chief development officer. After multiple successful exits in the waste industry, Mr. Moorehead was inducted into the Environmental Industry Association (EIA) Hall of Fame in June 1998. The award selection was based on a long career of service and outstanding contributions to the waste industry. Mr. Moorehead later continued lending his board expertise as a board member for SourceCorp, a NASDAQ listed business process outsourcing company, Metal Management and United Road Service, all successfully filing IPO’s during his tenure.

Christopher H. Dieterich, 70, Director and former Secretary. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 33 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

Heidi Anderson, 47, Interim Chief Financial Officer. Ms. Anderson joined the Company on November 14, 2016 as a consultant in the role of Interim Chief Financial Officer. Ms. Anderson is a consulting Chief Financial Officer for AVL Growth Partners, LLC and provides CFO services to high trajectory businesses primarily in services, real estate, franchising and technology markets. Prior to joining AVL, Heidi was the CFO at Club Holdings, LLC and all subsidiaries, as well as the COO of their largest subsidiary, Quintess and was a co-founder and CFO of 10 til 2, a staffing business that grew over time until it was franchised in 10 states. During her tenure at Club Holdings she oversaw 7+ capital formation transactions with combined value in excess of $100 million. Ms. Anderson also previously worked in the auditing and consulting groups at KPMG, LLLP and EKS&H, LLLP. Ms. Anderson received a B.S. degree in Professional Accountancy from the Pennsylvania State University and has been a Colorado Certified Public Accountant for over 20 years. The Company pays an hourly rate for Ms. Anderson’s time expected at approximately $150,000 per year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2017 and 2016.

Name and Title	Fiscal Year	Base Salary (2)	Bonus (2)	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation

J. John Combs III	2017	$165,000	—	—	—	—	—	—	$165,000
CEO, President, Secretary	2016	$165,000	—	—	—	—	—	—	$165,000

Donald F. Moorhead	2017	$50,500	—	—	$231.514	—	—	—	$282.014
Chairman (1)	2016	—	—	—	—	—	—	—	—

Heidi Anderson,	2017	$155,800	—	—	—	—	—	—	$155,800
Interim CFO (1)	2016	$15,000							$15,000
Monty Lamirato, CFO (1)	2016	$129,000							$129,000

Chris Dieterich	2017	—	—	—	—	—	—	—	—
Director	2016	—	—	—	—	—	—	—	—

Richard Robertson	2017	$165,000	—	—	$102,354	—	—	—	$267,354
COO	2016	—	—	—	—	—	—	—	—

Michael Readey	2017	—	—	—	—	—	—	—	—
Executive Vice President	2016	$57,000	—	—	—	—	—	—	$57,000

FortunatoVillamagna	2017	$165,000	—	—	—	—	—	—	$165,000
President, Paragon Waste Systems, LLC	2016	$165,000	—	—	—	—	—	—	$165,000

Mike Cardillo	2017	$140,000	—	—	—	—	—	—	$140,000
President, REGS LLC	2016	$140,000	—	—	—	—	—	—	$140,000

(1)	Paid as an outside consultant

(2)	Represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years

(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during a specific year, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 15 to our audited financial statements included in as Exhibit 99 to this Report on Form 10-K . The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

Employment Agreements

There are no written employment agreements or contracts with any named executives except as noted below:

Effective as of January 9, 2017, we entered into an employment agreement with Richard Robertson in connection with his services as Chief Operation Officer of SEER and President of MV Technologies. Mr. Robertson’s employment agreement is for a term of one year but shall automatically renew for succeeding terms of one year unless written notice is given by either party 30 days prior to the expiration of any term. Pursuant to the terms of his employment agreement dated January 9, 2017, Mr. Robertson would receive an annual base salary of $165,000. In addition, Mr. Robertson will be eligible for discretionary bonuses for services to be performed as an executive officer of the Company.

Mr. Robertson shall be entitled to receive a total of 1,000,000 stock options of the Company’s $.001 par value common stock, as set forth below.

i) Signing Bonus: 100,000 cashless exercise options vesting upon commencement of employment. The strike price for these options shall be $1.00 and shall have an exercise term of four years from date of vesting; and

ii) Performance Options: 900,000 cashless exercise options vesting over four (4) years in sixteen (16) quarterly installments at the end of each quarter beginning March 31, 2017. The strike price for these options shall be $1.00 and shall have an exercise term of three years.

Effective as of January 22, 2018, Mr. Richardson resigned from his position as Chief Operation Officer of SEER and President of MV Technologies. All non-vested options were cancelled.

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

Effective as of May 31, 2016, Dr. Readey resigned from his position as Executive Vice President.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Awards
J John Combs III, CEO, President, Secretary	—	—	—	—	—
Donald F Moorhead, Chairman	5/1/2017	—	1,000,000	$.70	$231,514
Richard Robertson, COO	1/9/2017	—	1,000,000	$1.00	$102,354
Michael Readey, Executive VP	1/20/2014	—	600,000	$1.00	$310,600
Monty Lamirato, CFO	10/1/2013	—	200,000	$.72	$46,600
Chris Dieterich, Director	—	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—	—
Mike Cardillo, President REGS	—	—		—	—

During the year ended December 31, 2017, Mr. Lamirato received 13,496 of the Company’s $.001 par value common stock in the cashless exercise of 166,666 common stock options. No options were exercised by the executive officers during the year ended December 31, 2016.

On November 6, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and directed that it be presented to the shareholders for their adoption and approval. The 2013 Plan was not approved by the shareholders of the Company and on December 1, 2014 The Board of Directors terminated the Plan. No shares were ever issued pursuant to the 2013 Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2017

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(c)	Option Expiration Date
J John Combs III, CEO, President, Secretary	—		—		—	—
Donald F Moorhead, Chairman	250,000	(a)	850,000	(a)	$.70	5/1/2027
Richard Robertson, COO	325,000	(b)	675,000	(b)	$1.00	12/31/2023
Chris Dieterich, Director	—		—		—	—
Fortunato Villamagna, President PWS	—		—		—	—
Mike Cardillo, President REGS	—		—		—

(a)	1,000,000 options were issued on May 1, 2017 of which 100,000 options vest as of May 1,2017 and the balance of the 900,000 options vest in a series of 8 successive equal quarterly installments of 125,000 commenting July 1, 2017 and ending April 1, 2019, subject to the option holders continuous service as of each such date.

(b)	1,000,000 options were issued on January 9, 2017 of which 100,000 options vest as of January 9,2017 and the balance of the 900,000 options vest in a series of 16 successive equal quarterly installments of 56,250 commenting March 31, 2017 and ending December 31, 2020, subject to the option holders continuous service as of each such date.

(c)	Represents weighted average exercise price.

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

The following table sets forth information regarding the beneficial ownership of Strategic Environmental & Energy Resources’ common stock as of December 31, 2017, by (i) each person known to beneficially own more than 5% of the common stock of the Company, (ii) each of the Company’s executive officers, (iii) each member of the Board of Directors of the Company and (iv) all of the executive officers and Board members as a group. As of December 31, 2017, 56,528,575 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned (1)	Percentage of Class

Joseph John Combs III CEO, President, Secretary 751 Pine Ridge Road Golden, CO 80403	3,606,315 (2)	6.38%

Michael Cardillo President, REGS 7801 Brighton Road, Commerce City, CO 80022	3,925,316 (3)	6.94%

Donald F. Moorhead Chairman 751 Pine Ridge Road Golden, CO 80403	1,000,000 (4)	1.74%

Richard Robertson Chief Operating Officer 751 Pine Ridge Road Golden, CO 80403	1,000,000 (8)	1.74%

Chris Dieterich Director and former Secretary 751 Pine Ridge Road Golden, CO 80403	—	—

Heidi Anderson Interim Chief Financial Officer 751 Pine Ridge Road Golden, CO 80403	—	—

Fortunato Villamagna President, PWS 751 Pine Ridge Road Golden, CO 80403	—	—

LPD Investments Ltd. 25025 145 North, Suite 410, The Woodlands, TX 77380	5,620,832 (7)	9.93%

Clyde Berg 10050 Bandley Drive Cupertino, CA 95014-2102	3,205,000 (5)	5.50%

Carl Berg 10050 Bandley Drive Cupertino, CA 95014-2102	3,600,000 (6)	6.36%

All Officers and Directors as a Group (5 persons)	9,531,631	16.80%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 3,825,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of options to purchase 1,000,000 shares (Notes 14 and 15).
(5)	Consists of 1,300,000 shares owned by Mr. Clyde Berg and warrants to purchase 1,755,000 shares of common stock, which are currently exercisable, 150,000 shares which are issuable as of December 31, 2017 related to penalty on late payment of short term note.
(6)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, and warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable.
(7)	According to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short term debt, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and warrants to purchase 140,000 shares of common stock issued to Peter Dalrymple which are currently exercisable, 40,000 shares which are issuable as of December 31, 2017 related to penalty on late payment of short term note.
(8)	Consists of options to purchase 1,000,000 shares (Notes 14 and 15).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. Fortunato Villamagna, who serves as President of our subsidiary PWS, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to two individuals, Mr. J. John Combs III, a shareholder and CEO/President of the Company and Mr. Michael Cardillo, a shareholder of the Company and President of a REGS. There was no value to the units at the time of the allocation. In 2013, Black Stone sold 10% of its membership units to a third party receiving 875,000 shares of common stock of the Company and other equity interests. As of December 31, 2017 and 2016 the Company owns 54% of the membership units, Black Stone owns 26% of the membership units, a third party owns 10% of the membership units and two related party individuals, noted above, each own 5% each of the membership units.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of that Agreement and will continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated revenues of approximately $161,500 for the year ended December 31, 2017 and $156,500 revenue for the year ended December 31, 2016; as such, royalties of $25,300 and $17,225 were due for 2017 and 2016, respectively.

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

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2017 and 2016 are as follows:

	2017	2016
Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO, Mr. Combs, by a third party in 2010; due on June 1, 2016	$0	$0

Accrued interest	11,800	11,800
	$11,800	$11,800

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

Board Meetings and committees; annual meeting attendance

The Company held its annual board of directors meeting in 2017 to review and ratify all its business.

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

Promoters and Certain Control Persons

None

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2017 and 2016

	2017 Fees	2016 Fees
Audit Fees	$258,200	$188,500
Audit-Related Fees	—	—
Tax Fees	25,800	19,300
Total Fees	$284,000	$207,800

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2017 and 2016 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2017 and 2016, respectively.

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

Dated: April 17, 2018	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Donald F. Moorhead	Chairman of the Board of Directors	April 17, 2018
Donald F. Moorhead

/s/ Christopher Dieterich	Director	April 17, 2018
Christopher Dieterich