Form 10-Q
period 2018-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2018-05-15
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018 the Registrant had 56,663,575 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS	Unaudited	*
Current assets:
Cash	$170,600	$54,100
Accounts receivable, net of allowance for doubtful accounts of $460,100 and $460,100, respectively	695,900	692,400
Notes receivable, net	184,600	184,600
Prepaid expenses and other current assets	684,000	340,900
Total current assets	1,735,100	1,272,000
Property and equipment, net	1,163,400	1,296,400
Intangible assets, net	595,500	623,100
Notes receivable, net of current portion	552,800	542,900
Other assets	16,500	16,500
TOTAL ASSETS	$4,063,300	$3,750,900

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,615,800	$1,436,900
Accrued liabilities	1,207,600	1,307,600
Revenue contract liabilities	213,900	227,300
Deferred revenue	325,400	304,200
Payroll taxes payable	1,011,700	997,700
Customer deposits	1,600	21,600
Current portion of notes payable and capital lease obligations	2,769,600	2,166,300
Notes payable - related parties, including accrued interest	11,800	11,800
Total current liabilities	7,157,400	6,473,400
Deferred revenue, non-current	87,900	113,100
Notes payable and capital lease obligations, net of current portion	485,900	504,300
Total liabilities	7,731,200	7,090,800

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 57,348,575 and 56,528,575 shares issued, issuable** and outstanding 2018 and 2017, respectively	57,100	56,500
Common stock subscribed	25,000	25,000
Additional paid-in capital	21,209,400	20,790,700
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(22,202,600)	(21,471,900)
Total stockholders’ equity	(936,100)	(624,700)
Non-controlling interest	(2,731,800)	(2,715,200)
Total equity	(3,667,900)	(3,339,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,063,300	$3,750,900

*These numbers were derived from the audited financial statements for the year ended December 31, 2017. See accompanying notes.

**Includes 760,000 and 190,000 shares issuable at March 31, 2018 and December 31, 2017, respectively, per terms of short-term notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Products	$875,500	$1,689,000
Services	923,200	834,500
Solid waste	97,400	69,300
Total revenue	1,896,100	2,592,800

Operating expenses:
Products costs	530,200	1,178,400
Services costs	775,700	652,900
Solid waste costs	17,000	57,300
General and administrative expenses	494,500	541,900
Salaries and related expenses	492,700	504,800
Total operating expenses	2,310,100	2,935,300

Loss from operations	(414,000)	(342,500)

Other income (expense):
Interest expense	(365,800)	(426,900)
Other	32,500	(5,200)
Total non-operating expense, net	(333,300)	(432,100)

Net loss from continuing operations	(747,300)	(774,600)

Net income from discontinued operations, net of tax	—	354,700

Net loss	(747,300)	(419,900)

Less: Net loss attributable to non-controlling interest	(16,600)	(51,200)

Net loss attributable to SEER common stockholders	$(730,700)	$(368,700)

Net loss per share from continuing operations	$(0.01)	$(0.01)
Discontinued operations	—	*
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	56,736,019	54,532,727

*Less than $0.01 per share

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2018	2017
Net loss	$(747,300)	$(419,900)
Income from discontinued operations	—	354,700
Net loss from continuing operations	(747,300)	(774,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	160,600	191,900
Stock-based compensation expense	35,500	17,000
Non-cash expense for interest, common stock issued for debt penalty	263,800	345,000
Non-cash expense for interest, warrants – accretion of debt discount	—	1,600
Changes in operating assets and liabilities:
Accounts receivable	(3,500)	46,700
Costs in Excess of billings on uncompleted contracts	—	13,600
Prepaid expenses and other assets	17,500	(44,000)
Accounts payable and accrued liabilities	58,900	(286,200)
Revenue contract liabilities	(13,400)	(134,300)
Deferred revenue	(4,000)	(47,100)
Payroll taxes payable	14,000	5,700
Net cash used by operating activities	(217,900)	(664,700)
Cash flows from investing activities:
Purchase of property and equipment	—	(1,300)
Net cash used in investing activities	—	(1,300)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(135,600)	(183,600)
Proceeds from short-term notes	350,000	450,000
Proceeds from the sale of common stock and warrants, net of expenses	120,000	—
Net cash provided by financing activities	334,400	266,400
Net cash flows from discontinued operations	—	509,000
Net increase in cash	116,500	109,400
Cash at the beginning of period	54,100	233,200
Cash at the end of period	$170,600	$342,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$61,500	$12,400
Cash paid for income taxes	$—	$—
Financing of prepaid insurance premiums	$370,500	$438,300

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended March 31, 2018 and 2017.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $22.2 million as of March 31, 2018, and $21.5 million as of December 31, 2017. For the three months ended March 31, 2018 and 2017 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.7 million and $0.8 million, respectively. As of March 31, 2018 and December 31, 2017 our current liabilities exceed our current assets by approximately $5.4 million and $5.2 million, respectively. The primary reason for the increase in negative working capital from December 31, 2017 to March 31, 2018 is due to an increase in short term debt of $350,000. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2017.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION, continued

Realization of a major portion of our assets as of March 31, 2018 and December 31, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 17, 2018 for the years ended December 31, 2017 and 2016.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which the company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements (see Note 3).

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $300 and $600 for the three months ended March 31, 2018 and 2017, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2018 and 2017 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2018 and December 31, 2017. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2016. The tax periods for the years ending December 31, 2010 through 2016 are open to examination by federal and state authorities.

8

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

Leases

In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company’s minimum lease commitments for operating leases as of March 31, 2018 was approximately $370,000. The Company is currently evaluating the impact of the guidance on its consolidated condensed financial statements.

NOTE 3 – REVENUE

The Company adopted the provisions of the guidance in the new revenue standard under ASC 606 effective January 1, 2018 applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The adoption of this guidance did not have any material impact on the Company's consolidated condensed financial statements. There was no impact to net revenue for the quarter ended March 31, 2018 as a result of applying the new revenue recognition guidance.

Products Revenue

Product revenue generated from contracts with customers, for the manufacture of products for the removal and treatment of hazardous vapor and gasses. Total estimated revenue includes all of the following: (1) the basic contract price, (2) contract options, and (3) change orders. Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the new revenue recognition guidance, we found no change in the manner we recognize product revenue. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

We include in current assets and current liabilities amounts related to contracts realizable and payable. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date over billings to date and are recognized as a current asset. Revenue contract liabilities represent the excess of billings to date over the amount of contract costs and profits recognized to date and are recognized as a current liability.

Products revenue also includes media sales which are recognized as the product is shipped to the customer for use.

9

NOTE 3 - REVENUE, continued

Services Revenue

Our services revenue is primarily comprised of services related to industrial cleaning and mobile railcar cleaning, which we recognize as services are rendered.

Solid Waste Revenue

The Company’s revenues from waste destruction licensing agreements are recognized as a single accounting unit over the term of the license. Revenue from joint venture operations of the Company’s CoronaLux™ units is recognized as the revenue is earned by the joint venture. Revenue from management services is recognized as services are performed.

Disaggregation of Revenue

	Three months ended March 31, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$529,700	$–	$–	$529,700
Mobile rail car cleaning services	393,500	–	–	393,500
Product sales	–	382,100	–	382,100
Media sales	–	493,400	–	493,400
Licensing fees	–	–	33,700	33,700
Operating fees	–	–	13,700	13,700
Management fees	–	–	50,000	50,000
Total Revenue	$923,200	$875,500	$97,400	$1,896,100

	Three months ended March 31, 2017
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$834,500	$–	$–	$834,500
Product sales	–	1,377,200	–	1,377,200
Media sales	–	311,800	–	311,800
Licensing fees	–	–	47,100	47,100
Operating fees	–	–	22,200	22,200
Total Revenue	$834,500	$1,689,000	$69,300	$2,592,800

10

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
	Accounts Receivable, net	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)
Balance as of March 31, 2018	$695,900	$213,900	$325,400	$87,900
Balance as of December 31, 2017	692,400	227,300	304,200	113,100
Increase (decrease)	$3,500	($13,400)	$21,200	($25,200)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $416,000, of which the Company expects to recognize revenue of approximately 87% over the next 24 months, including 79% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

11

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2018	December 31, 2017
Field and shop equipment	$2,213,200	$2,213,200
Vehicles	690,000	690,000
Waste destruction equipment, placed in service	627,800	627,800
Furniture and office equipment	311,000	311,000
Leasehold improvements	10,000	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,036,100	4,036,100
Less: accumulated depreciation and amortization	(2,872,700)	(2,739,700)
Property and equipment, net	$1,163,400	$1,296,400

Depreciation expense for the three months ended March 31, 2018 and 2017 was $133,000 and $156,300, respectively. For the three months ended March 31, 2018 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $114,500 and $18,500 respectively. For the three months ended March 31, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $132,000 and $24,300 respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $247,000 and $335,900 as of March 31, 2018 and 2017, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31
	2018	2017
Vehicles, field and shop equipment	$407,100	$407,100
Less: accumulated amortization	(255,900)	(232,200)
	$151,200	$174,900

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,090,500	(772,800)	317,700
Trade name	54,900	(54,900)	—
	$1,465,700	$(870,200)	$595,500

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,090,500	(745,200)	345,300
Trade name	54,900	(54,900)	—
	$1,465,700	$(842,600)	$623,100

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $27,600 and $25,100 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2018	December 31, 2017

Accrued compensation and related taxes	$588,200	$608,000
Accrued interest	157,100	105,700
Warranty and defect claims	46,100	71,700
Other	416,200	522,200
Total Accrued Liabilities	$1,207,600	$1,307,600

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2018	2017

Revenue Recognized	$—	$—
Less: Billings to date	—	—
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$—

Billings to date	$2,973,000	$2,875,500
Revenue recognized	(2,759,100)	(2,648,200)
Revenue contract liabilities	$213,900	$227,300

NOTE 8– INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through March 31, 2018, we have provided approximately $6.2 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017 and are recognized as revenue ratably over the term of the contract.

NOTE 9 - PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of March 31, 2018, and December 31, 2017, the outstanding balance due to the IRS was $1,011,700, and $997,700, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – DEBT

Debt as of March 31, 2018 and December 31, 2017, was comprised of the following:

	2018	2017

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company.	1,605,000	1,605,000

Debt discount	(5,200)	(7,200)

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one time fee paid was $24,000. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached and for the three months ended March 31, 2018 and the year ended December 31, 2017, the Company recorded 300,000 shares and 150,000 shares of its common stock as issuable under the terms of this agreement, respectively. The shares were valued at $138,900 and $100,000 for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, and were recorded as interest expense in the applicable period. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	300,000	300,000

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $6,400. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached and for the three months ended March 31, 2018 and the year ended December 31, 2017, the Company recorded 120,000 shares and 40,000 shares of its common stock, respectively, as issuable under the terms of this agreement. The shares were valued at $55,500 and $30,000 for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, and were recorded as interest expense in the applicable period. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	100,000	100,000

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $7,400. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of March 31, 2018. During the three months ended March 31, 2018, the Company recorded 150,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $64,500 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. Unpaid interest at March 31, 2018 is approximately $7,600. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly.	300,000	300,000

Secured short term note payable dated January 26, 2018 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $12,500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,250 shall be due and owing accruing on the first day of the week. The total one time fee paid was $17,500. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached and the Company will issue shares under the terms of the agreement (see Note 19).	250,000	—

Note payable dated February 27, 2018 due on or before May 31, 2018 requiring a one-time fee in the amount of $25,000 to be paid as interest along with the principal in the due date. In the event the note and interest are not paid on or before June 1, 2018, a fee of $5,000 shall be due and owing accruing on the first day of each month commencing June 1, 2018. The note is secured by all of the proceeds from the sale of SEM’s BioActive Media paid to or received by SEM or MV.	100,000	—

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	126,800	137,900

Note payable insurance premium financing, interest at 4.56% per annum, payable in 10 installments of $37,833, due November 1, 2018.	258,400	—

Capital lease obligations, secured by certain assets, maturing through Nov 2020	95,500	109,900
Total notes payable and capital lease obligations	3,255,500	2,670,600

Less: current portion	(2,769,600)	(2,166,300)
Notes payable and capital lease obligations, long-term, including debt discount	$485,900	$504,300

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of March 31, 2018 and December 31, 2017 are as follows:

	2018	2017

Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $33,700 for the three months ended March 31,2 018 and $168,100 for the year ended December 31, 2017, as such, royalties of approximately $26,900 and $25,600 were due at March 31, 2018 and December 31, 2017, respectively.

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate. Operations to date have included the destruction of medical waste. For the three months ended March 31, 2018 and the year ended December 31, 2017, PWS has recorded $13,700 and $19,800 in income which represents their 50% interest in the net income of the joint venture, respectively. In addition, for the year ended December 31, 2017, PWS billed the joint venture approximately $57,000 in costs incurred on behalf of the joint venture. PWS did not incur any costs incurred on behalf of the joint venture for the three months ended March 31, 2018.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – DISCONTINUED OPERATIONS

During the third quarter of 2017, we sold our fixed railcar cleaning division which includes substantially all assets and liabilities of Tactical (except for cash) as well as three locations in REGS including Illinois, Maryland and Pennsylvania for a sales price of $2.4 million of proceeds received at the close on July 31, 2017, subject to an adjustment for working capital changes, and guaranteed payments of $1.1 million over the next three years. In addition, the Company is entitled to receive another $1.5 million based on the performance of the fixed railcar cleaning locations, also over the next three years. Accordingly, the revenue and expenses associated with the railcar cleaning locations are presented as “Discontinued operations” on our consolidated statement of operations and on our consolidated statement of cash flows for the three months ending March 31, 2017. The sale was completed on July 31, 2017.

In December 2017, the Company and the buyer signed Amendment No. 1 to the Asset Purchase Agreement which modified certain terms in the original asset purchase agreement providing for a reduction to the first guaranteed payment in the amount of $276,000 in exchange for immediate release of certain liabilities arising from the collection by the Company of certain trade receivables included in the sale.

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ending March 31,
	2018	2017

Services revenue	$—	$1,601,500

Services costs	—	1,138,100
General and administrative expenses	—	25,400
Salaries and related expenses	—	83,100
Other (income) expense	—	200
Total expenses	—	1,246,800

Operating income	—	354,700
Income tax benefit	—	—

Total income from discontinued operations	$—	$354,700

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 – EQUITY TRANSACTIONS

2018

During the three months ended March 31, 2018, the Company recorded 570,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the three months ended March 31, 2018, the Company sold 250,000 shares of $.001 par value common stock at $.48 per share in a private placement, receiving proceeds of $120,000.

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

NOTE 14 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the three months ended March 31, 2018 and 2017 that represented approximately 31% and 25% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15 – NET LOSS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2018	2017
Warrants	7,658,400	9,665,400
Options	1,572,500	1,190,000
Convertible notes payable, including accrued interest	2,417,300	2,384,300
	11,648,200	13,239,700

NOTE 16 - ENVIRONMENTAL MATTERS AND REGULATION

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

NOTE 17 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified three segments as follows:

REGS	Industrial Cleaning
MV and SEM	Environmental Solutions
PWS	Solid Waste

Reach has had minimal operations through March 31, 2018.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2018 and 2017 is as follows:

2018	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$923,200	$875,500	$97,400	$—	$1,896,100
Depreciation and amortization (1)	76,200	44,400	19,300	20,700	160,600
Interest expense	15,200	2,600	—	348,000	365,800
Stock-based compensation	—	—	—	35,500	35,500
Net income (loss)	(77,500)	120,600	(36,100)	(754,300)	(747,300)
Capital expenditures (cash and noncash)	—	—	—	—	—
Total assets	$982,100	1,008,400	$526,400	$1,546,400	$4,063,300

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$834,500	$1,689,000	$69,300	$—	$2,592,800
Depreciation and amortization (1)	83,000	40,700	32,800	25,000	181,500
Interest expense	6,300	4,800	100	415,700	426,900
Stock-based compensation	—	—	—	17,000	17,000
Net income (loss)	(23,400)	217,400	(111,300)	(857,300)	(774,600)
Capital expenditures (cash and noncash)	—	1,300	—	—	1,300
Total assets	$1,041,700	$2,114,000	$1,795,100	$1,011,000	$5,961,800

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles
(2)	Includes mobile rail car cleaning and excludes locations classified as discontinued operations
(3)	Excludes discontinued operations

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at March 31, 2018 and December 31, 2017 was $133,333 and $133,333, respectively.

NOTE 19 - SUBSEQUENT EVENTS

During April 2018, the Company issued 75,000 shares of $.001 par value common stock for services provided and to be provided through May 31, 2018 totaling approximately $58,000.

As of May 15, 2018, the Company’s four short term notes for which the penalty period for shares to be issued has been reached. The Company has recorded 435,000 shares of its common stock as issuable under the terms of those agreements. The shares were valued at approximately $178,400 and are recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreements.

In anticipation of a larger on-going funding program, on May 8, 2018, the Company entered into a $1 million secured promissory note with a third-party lender. The note provides for interest accruing at 6.5% per annum due May 8, 2025. For the first six months of the loan, no payments will be made but interest will accrue. For months seven through twenty-four, interest only payments will be due monthly and commencing on the 25th month of the loan, the remaining unpaid principal and interest will be amortized over the remaining five-year period with equal monthly principal and interest payments. This note is part of a larger financing arrangement with an international lender who has proposed a second $1 million convertible loan to take place within the next month. This second note is convertible at $0.80 per share at the election of lender. As of the date of issuance of this report, the initial funds had not been received by the Company and all documents related to the entire agreement that stipulate details to the loan program will be executed by the parties upon initial proceeds being received by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on April 17, 2018. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW will have an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In addition to the equity position, PWS will be the operating partner for the business and sell a number of additional systems to the joint venture over the next five years. In 2017, PSMW purchased and installed three CoronaLux™ units at an PSMW facility. Operations in the form of medical waste destruction began in the first quarter of 2018.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $22.2 million as of March 31, 2018, and $21.5 million as of December 31, 2017. For the three months ended March 31, 2018 and 2017 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $.7 million and $.8 million, respectively. As of March 31, 2018 and December 31, 2017 our current liabilities exceed our current assets by approximately $5.4 million and $5.2 million, respectively. The primary reason for the increase in negative working capital from December 31, 2017 to March 31, 2018 is due to an increase in short term debt of $603,300 that was partially offset by an increase of $343,100 in prepaid expenses. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2017.

Realization of a major portion of our assets as of March 31, 2018 and December 31, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The sale of assets and liabilities of Tactical and certain locations within REGS provided the Company working capital in 2017 to repay short-term notes totaling $650,000 and accelerate growth of our high-margin technology divisions. We anticipate selling, general and administrative (SG&A) expenses to be reduced somewhat in 2018 with expected annualized savings in SG&A in the range of $0.5 million to $0.7 million. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Results of Continuing Operations for the Three Months Ended March 31, 2018 and 2017

Total revenues were approximately $1.9 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in revenue comparing Q1 2018 to Q1 2017 is driven by a decrease of approximately $.8 million or 48% in environmental solutions revenue offset by an increase of $88,700 or 11% and $28,100 or 41% in industrial cleaning revenue and solid waste revenue, respectively. The decrease in the environmental solutions revenue is due to a decline in long-term contract revenue in Q1 2018, offset somewhat by an increase in recurring media revenue in this segment. The increase in industrial cleaning revenue is due to an uptick in industrial cleaning services as compared to the loss of significant customer that occurred during 2016 and carried forward into 2017. The increase in solid waste revenue is due to increased joint venture revenue from the MWS facility operations as well as new management fee revenue related to the Paragon Southwest joint venture.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $2.3 million for the quarter ended March 31, 2018 compared to $2.9 million for the quarter ended March 31, 2017. The decrease in operating costs between the quarters was primarily the result of a 1) a 48% decrease in environmental solutions revenue resulting in a 55% decrease in environmental solutions costs totaling approximately ($648,000), 2) a 11% increase in industrial cleaning revenue resulting in a 19% increase in industrial cleaning costs totaling approximately $123,000, 3) a 41% increase in solid waste revenue resulting in a 70% decrease in solid waste costs totaling approximately ($40,000), 4) an approximately $47,000 decrease in general and administrative expenses primarily driven by an decrease in professional services of approximately ($100,000) related to timing of annual audit and legal costs related to the SEM bankruptcy which occurred in 2017 but not 2018, offset by an increase in business insurance costs of approximately $45,000 and a net increase of $8,000 in other G&A expenses and 5) an approximately $12,000 decrease in salaries and related expenses. Product costs as a percentage of product revenues were 61% for the quarter ended March 31, 2018 and 70% for the quarter ended March 31, 2017. The increase in margin performance for the product sales is due to a larger mix of media and one time revenue. Services costs as a percentage of services revenues were 84% for the quarter ended March 31, 2018 and 78% for the quarter ended March 31, 2017. The decrease in margin performance for the services sector is due to a decreased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. Solid waste costs as a percentage of licensing revenues were 17% for the quarter ended March 31, 2018 and 83% for the quarter ended March 31, 2017. The increase in margin performance for the solid waste segment is related to a change in the revenue mix to now include management services revenue and an elimination of the Company paying any costs on behalf of the MWS joint venture.

Total non-operating other income (expense), net was $(333,300) for the quarter ended March 31, 2018 compared to ($432,100) for the quarter ended March 31, 2017. For the quarter ended March 31, 2018 non-operating expenses were comprised of interest expense of $(365,800) offset by other income of $32,500. For the quarter ended March 31, 2017 non-operating expenses were comprised of interest expense of $(426,900) and other expense of $(5,200). The decrease in interest expense in Q1 2018 compared to Q1 2017 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the quarter ended March 31, 2018 due to prior year losses and for the quarter ended March 31, 2018, year-to-date losses.

The Company had a net loss, before non-controlling interest, for the quarter ended March 31, 2018 of ($747,300) compared to a net loss, before non-controlling interest, of ($419,900) for the quarter ended March 31, 2017. Net loss attributable to SEER after deducting $16,600 for the non-controlling interest income was ($730,700) for the quarter ended March 31, 2018 compared to a net loss attributable to SEER of ($368,700), after deducting $51,200 in non-controlling interest loss for the quarter ended March 31, 2017. The increase in net loss for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 was largely related to the fact that continuing operations of the Company did not perform to the level necessary to replace the net income from discontinued operations of $354,700 for the quarter ended March 31, 2017.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2018 of ($217,900) compared to net cash used by operating activities for the three months ended March 31, 2017 of ($664,700), an improvement to cash of approximately $446,800. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and non-cash interest expense related to issuable common stock shares as penalty for delay in repayment of short-term notes. Non-cash adjustment totaled $459,900 and $555,500 for the three months ended March 31, 2018 and 2017, respectively, so non-cash adjustments had a larger impact on net cash used by operating activities for the three months ended March 31, 2017 when compared to the three months ended March 31, 2018 by approximately $95,600. For the three months ended March 31, 2018, the net positive change in operating assets and liabilities was $69,500 compared to the three months ended March 31, 2017 where the net negative change in operating assets and liabilities, as described above, was ($445,600). The negative change in operating assets and liabilities had a much greater impact on net cash used by operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2018.

Investing activities

The purchase of property and equipment was $1,300 for the three months ended March 31, 2017 compared to no use of cash for investing activities for the three months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities was $334,400 for the three months ended March 31, 2018 compared to net cash provided by financing activities of $266,400 for the three months ended March 31, 2017. The primary difference is that in the three months ended March 31, 2018, we had net proceeds related to debt of approximately $214,000 compared to net proceeds related to debt of approximately $266,000 in the three months ended March 31, 2017, and proceeds from the sale of common stock of $120,000 for the three months ended March 31, 2018.

DISCONTINUED OPERATIONS

Results of Discontinuing Operations for the Three Months Ended March 31, 2017

Total revenues were $1,601,500 for the three months ended March 31, 2017. Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were $1,246,800 for the quarter ended March 31, 2017.

Total net income from discontinued operations was $354,700 for the quarter ended March 31, 2017.

There is no provision for income taxes for the quarter ended March 31, 2017 due to prior year consolidated losses.

Changes in Cash Flow

Operating Activities

The Company had net cash provided by discontinued operations for the three months ended March 31, 2017 of $509,000.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $460,100 and $460,100 has been reserved as of March 31, 2018 and December 31, 2017, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2018, and December 31, 2017, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2018. As of December 31, 2017, the Company determined an impairment to three CoronaLux ™ units of $354,000 incurred due to lack of sale or license of the three units for a period of more than 12 months since completion of the units.

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

For contracts accounted for under the percentage-of-completion method, we include in current assets and current liabilities amounts related to construction contracts realizable and payable. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date over billings to date and are recognized as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts represents the excess of billings to date over the amount of contract costs and profits recognized to date and are recognized as a current liability.

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

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

29

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company recorded 570,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the three months ended March 31, 2018, the Company sold 250,000 shares of $.001 par value common stock at $.48 per share in a private placement, receiving proceeds of $120,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer