Form 10-Q
period 2018-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2018-08-14
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 the Registrant had 56,803,575 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	Unaudited	*
Current assets:
Cash	$218,600	$54,100
Accounts receivable, net of allowance for doubtful accounts of $460,100 and $460,100, respectively	1,262,600	692,400
Notes receivable, net	—	184,600
Prepaid expenses and other current assets	520,700	340,900
Total current assets	2,001,900	1,272,000
Property and equipment, net	1,067,100	1,296,400
Intangible assets, net	570,700	623,100
Notes receivable, net of current portion	523,300	542,900
Other assets	16,500	16,500
TOTAL ASSETS	$4,179,500	$3,750,900

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,996,400	$1,436,900
Accrued liabilities	1,358,400	1,307,600
Revenue contract liabilities	550,100	227,300
Deferred revenue	128,000	304,200
Payroll taxes payable	1,021,900	997,700
Customer deposits	1,600	21,600
Current portion of notes payable and capital lease obligations	2,654,200	2,166,300
Notes payable - related parties, including accrued interest	11,800	11,800
Total current liabilities	7,722,400	6,473,400
Deferred revenue, non-current	76,900	113,100
Notes payable and capital lease obligations, net of current portion	467,200	504,300
Total liabilities	8,266,500	7,090,800

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 58,863,575 and 56,528,575 shares issued, issuable** and outstanding 2018 and 2017, respectively	58,600	56,500
Common stock subscribed	25,000	25,000
Additional paid-in capital	21,819,900	20,790,700
Stock subscription receivable	(25,000)	(25,000)
Accumulated deficit	(23,229,500)	(21,471,900)
Total stockholders’ equity	(1,351,000)	(624,700)
Non-controlling interest	(2,736,000)	(2,715,200)
Total equity	(4,087,000)	(3,339,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,179,500	$3,750,900

*These numbers were derived from the audited financial statements for the year ended December 31, 2017. See accompanying notes.

**Includes 2,200,000 and 190,000 shares issuable at June 30, 2018 and December 31, 2017, respectively, per terms of short-term notes.

See accompanying notes.

  STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2018	2017	2018	2017
Products	$1,543,700	$1,862,500	$2,419,200	$3,551,500
Services	796,800	555,500	1,720,000	1,390,000
Licensing	88,000	74,500	185,400	143,900
Total revenue	2,428,500	2,492,500	4,324,600	5,085,400

Operating expenses:
Products costs	953,000	1,227,700	1,467,800	2,406,100
Services costs	802,000	857,100	1,593,100	1,508,500
Solid waste costs	8,700	53,000	25,700	110,300
General and administrative expenses	648,900	750,200	1,143,400	1,293,700
Salaries and related expenses	502,700	534,400	995,400	1,039,200
Total operating expenses	2,915,300	3,422,400	5,225,400	6,357,800

Loss from operations	(486,800)	(929,900)	(900,800)	(1,272,400)

Other income (expense):
Interest income	11,800	—	21,700	—
Interest expense	(613,800)	(529,600)	(979,600)	(956,500)
Other	16,700	(600)	39,300	(5,900)

Total non-operating expense, net	(585,300)	(530,200)	(918,600)	(962,400)

Loss from continuing operations	(1,072,100)	(1,460,100)	(1,819,400)	(2,234,800)

Discontinued operations, net of tax	—	123,600	—	478,300
Gain on sale of rail operations	41,000	—	41,000	—
Discontinued operations, net of tax	41,000	123,600	41,000	478,300

Loss before earnings from equity method joint ventures	(1,031,100)	(1,336,500)	(1,778,400)	(1,756,500)

Income from equity method joint ventures	—	—	—	—

Net loss	(1,031,100)	(1,336,500)	(1,778,400)	(1,756,500)

Less: Net loss attributable to non-controlling interest	(4,200)	(40,000)	(20,800)	(91,200)

Net loss attributable to SEER common stockholders	$(1,026,900)	$(1,296,500)	$(1,757,600)	$(1,665,300)

Net loss per share from continuing operations	$(.02)	$(.03)	$(.03)	$(.04)
Discontinued operations	$—	$.01	$—	$.01
Net income (loss) per share, basic and diluted	$(.02)	$(.02)	$(.03)	$(.03)

Weighted average shares outstanding – basic and diluted	58,362,476	54,708,905	57,553,741	54,621,302

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2018	2017
Net loss	$(1,778,400)	$(1,756,500)
Income from discontinued operations	41,000	478,300
Net loss from continuing operations	(1,819,400)	(2,234,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	281,800	408,700
Stock-based compensation expense	59,500	56,800
Stock issued for services	71,000	—
Non-cash expense for interest, common stock issued for debt penalty	780,800	820,000
Amortization of note discount	(19,800)	—
Non-cash expense for interest, warrants – accretion of debt discount	4,000	4,000
Non-cash expense for extension of warrants	—	83,600
Changes in operating assets and liabilities:
Accounts receivable	(570,200)	446,100
Costs in Excess of billings on uncompleted contracts	—	(98,700)
Prepaid expenses and other assets	170,700	281,400
Accounts payable and accrued liabilities	610,200	644,600
Revenue contract liabilities	322,800	(840,400)
Deferred revenue	(212,400)	(94,200)
Payroll taxes payable	24,200	(7,000)
Net cash used by operating activities	(296,800)	(529,900)
Cash flows from investing activities:
Purchase of property and equipment	—	(61,700)
Proceeds (purchase) of intangibles	(100)	2,400
Proceeds from notes receivable	224,000	—
Net cash provided by (used in) investing activities	223,900	(59,300)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(273,600)	(557,000)
Proceeds from short-term notes	350,000	450,000
Proceeds from warrant extensions	—	138,600
Proceeds from the sale of common stock and warrants, net of expenses	120,000	—
Net cash provided by financing activities	196,400	31,600
Net cash flows from discontinued operations	41,000	611,700
Net increase in cash	164,500	54,100
Cash at the beginning of period	54,100	233,200
Cash at the end of period	$218,600	$287,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,900	$53,300
Financing of prepaid insurance premiums	$373,900	$175,300
Issuance of common stock for other assets	$—	$—

See accompanying notes.

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

The two majority-owned subsidiaries are; 1) Paragon Waste Solutions, LLC (“PWS”) and 2) ReaCH4Biogas (“Reach”). PWS is currently owned 54% by SEER (see Note 8) and Reach is owned 85% by SEER.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended June 30, 2018 and 2017.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $23.2 million as of June 30, 2018, and $21.5 million as of December 31, 2017. For the six months ended June 30, 2018 and 2017 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1.8 million and $1.8 million, respectively. As of June 30, 2018 and December 31, 2017 our current liabilities exceed our current assets by approximately $5.7 million and $5.2 million, respectively. The primary reason for the increase in negative working capital from December 31, 2017 to June 30, 2018 is due to an increase in accounts payable of approximately $560,000 and an increase in short term debt of $488,000. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2017.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION, continued

Realization of a major portion of our assets as of June 30, 2018 and December 31, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $600 and $3,900 for the six months ended June 30, 2018 and 2017, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended June 30, 2018 and 2017 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2018 and December 31, 2017. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2016. The tax periods for the years ending December 31, 2010 through 2016 are open to examination by federal and state authorities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recently issued accounting pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU’s.

Leases

In February 2016, the FASB issued guidance on lease accounting that supersedes the current guidance on leases. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. The new guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the guidance is permitted. The Company’s minimum lease commitments for operating leases as of June 30, 2018 was approximately $311,000. The Company is currently evaluating the impact of the guidance on its consolidated condensed financial statements.

NOTE 3 – REVENUE

The Company adopted the provisions of the guidance in the new revenue standard under ASC 606 effective January 1, 2018 applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements. There was no impact to net revenue for the quarter ended June 30, 2018 as a result of applying the new revenue recognition guidance.

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

Disaggregation of Revenue

	Three months ended June 30, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$219,500	$—	$—	$219,500
Mobile rail car cleaning services	577,300	—	—	577,300
Product sales	—	716,200	—	716,200
Media sales	—	827,500	—	827,500
Licensing fees	—	—	33,700	33,700
Operating fees	—	—	4,300	4,300
Management fees	—	—	50,000	50,000
Total Revenue	$796,800	$1,543,700	$88,000	$2,428,500

	Three months ended June 30, 2017
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$555,500	$—	$—	$555,500
Product sales	—	1,510,900	—	1,510,900
Media sales	—	351,600	—	351,600
Licensing fees	—	—	47,100	47,100
Operating fees	—	—	27,400	27,400
Total Revenue	$555,500	$1,862,500	$74,500	$2,492,500

	Six months ended June 30, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$749,200	$—	$—	$749,200
Mobile rail car cleaning services	970,800	—	—	970,800
Product sales	—	1,098,300	—	1,098,300
Media sales	—	1,320,900	—	1,320,900
Licensing fees	—	—	67,400	67,400
Operating fees	—	—	18,000	18,000
Management fees	—	—	100,000	100,000
Total Revenue	$1,720,000	$2,419,200	$185,400	$4,324,600

	Six months ended June 30, 2017
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$1,390,000	$—	$—	$1,390,000
Product sales	—	2,888,100	—	2,888,100
Media sales	—	663,400	—	663,400
Licensing fees	—	—	94,300	94,300
Operating fees	—	—	49,600	49,600
Total Revenue	$1,390,000	$3,551,500	$143,900	$5,085,400

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
	Accounts Receivable, net	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of June 30, 2018	$1,262,600	$550,100	$128,000	$76,900

Balance as of December 31, 2017	692,400	227,300	304,200	113,100

Increase (decrease)	$570,200	$322,800	($176,200)	($36,200)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

 As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $731,000, of which the Company expects to recognize revenue of approximately 94% over the next 24 months, including 89% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2018	December 31, 2017
Field and shop equipment	$2,213,200	$2,213,200
Vehicles	690,000	690,000
Waste destruction equipment, placed in service	627,800	627,800
Furniture and office equipment	311,000	311,000
Leasehold improvements	10,000	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,036,100	4,036,100
Less: accumulated depreciation and amortization	(2,969,000)	(2,739,700)
Property and equipment, net	$1,067,100	$1,296,400

Depreciation expense for the three months ended June 30, 2018 and 2017 was $96,200 and $167,300, respectively and for the six months ended June 30, 2018 and 2017 was $229,300 and $323,700, respectively. For the three months ended June 30, 2018 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $78,000 and $18,200 respectively. For the six months ended June 30, 2018 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $192,500 and $36,800, respectively. For the three months ended June 30, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $142,600 and $24,700 respectively. For the six months ended June 30, 2017 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $274,700 and $49,000, respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $249,400 and $381,900 as of June 30, 2018 and 2017, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30, 2018	December 31, 2017
Vehicles, field and shop equipment	$407,100	$407,100
Less: accumulated amortization	(279,500)	(232,200)
	$127,600	$174,900

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,090,500	(797,600)	292,900
Trade name	54,900	(54,900)	—
	$1,465,700	$(895,000)	$570,700

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,090,500	(745,200)	345,300
Trade name	54,900	(54,900)	—
	$1,465,700	$(842,600)	$623,100

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $24,800 and $62,300 for the three months ended June 30, 2018 and 2017, respectively and $52,400 and $85,000 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2018	December 31, 2017

Accrued compensation and related taxes	$602,600	$608,000
Accrued interest	233,000	105,700
Warranty and defect claims	55,100	71,700
Other	467,700	522,200
Total Accrued Liabilities	$1,358,400	$1,307,600

NOTE 7 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30, 2018	December 31, 2017

Revenue Recognized	$—	$—
Less: Billings to date	—	—
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$—

Billings to date	$3,606,000	$2,875,500
Revenue recognized	(3,055,900)	(2,648,200)

Revenue contract liabilities	$550,100	$227,300

NOTE 8 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through June 30, 2018, we have provided approximately $6.3 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017 and are recognized as revenue ratably over the term of the contract.

NOTE 9 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of June 30, 2018, and December 31, 2017, the outstanding balance due to the IRS was $1,021,900, and $997,700, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 10 – DEBT

Debt as of June 30, 2018 and December 31, 2017, was comprised of the following:

	2018	2017

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company.	1,605,000	1,605,000

Debt discount	(3,200)	(7,200)

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one time fee paid was $24,000. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached and for the six months ended June 30, 2018 and the year ended December 31, 2017, the Company recorded 950,000 shares and 150,000 shares of its common stock as issuable under the terms of this agreement, respectively. The shares were valued at $375,400 and $100,000 for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, and were recorded as interest expense in the applicable period. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	300,000	300,000

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $6,400. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached and for the six months ended June 30, 2018 and the year ended December 31, 2017, the Company recorded 360,000 shares and 40,000 shares of its common stock, respectively, as issuable under the terms of this agreement. The shares were valued at $141,900 and $30,000 for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, and were recorded as interest expense in the applicable period. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $7,400. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of June 30, 2018. During the six months ended June 30, 2018, the Company recorded 400,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $156,900 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. Unpaid interest at June 30, 2018 is approximately $30,100. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly.	300,000	300,000

Secured short term note payable dated January 26, 2018 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $12,500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,250 shall be due and owing accruing on the first day of the week. The total one time fee paid was $17,500. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of June 30, 2018. During the six months ended June 30, 2018, the Company recorded 300,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $108,000 recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreement (see Note 19).	250,000	—

Note payable dated February 27, 2018 due on or before May 31, 2018 requiring a one-time fee in the amount of $25,000 to be paid as interest along with the principal in the due date. Because the note and interest were not paid on or before June 1, 2018, a fee of $5,000 is due and owing accruing on the first day of each month commencing June 1, 2018. The note is secured by all of the proceeds from the sale of SEM’s BioActive Media paid to or received by SEM or MV. Unpaid interest and fees at June 30, 2018 is approximately $30,000.	100,000	—

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	115,300	137,900

Note payable insurance premium financing, interest at 4.56% per annum, payable in 10 installments of $37,833, due November 1, 2018.	148,200	—

Capital lease obligations, secured by certain assets, maturing through Nov 2020	81,100	109,900
Total notes payable and capital lease obligations	3,121,400	2,670,600

Less: current portion	(2,654,200)	(2,166,300)
Notes payable and capital lease obligations, long-term, including debt discount	$467,200	$504,300

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of June 30, 2018 and December 31, 2017 are as follows:

	2018	2017

Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term shall commence as of the date of this Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing revenues of approximately $67,400 for the six months ended June 30, 2018 and $161,500 for the year ended December 31, 2017, as such, royalties of approximately $28,600 and $25,300 were due at June 30, 2018 and December 31, 2017, respectively.

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate. Operations to date have included the destruction of medical waste. For the six months ended June 30, 2018 and the year ended December 31, 2017, PWS has recorded $17,900 and $19,800 in income which represents their 50% interest in the net income of the joint venture, respectively. In addition, for the year ended December 31, 2017, PWS billed the joint venture approximately $57,000 in costs incurred on behalf of the joint venture. PWS did not incur any costs incurred on behalf of the joint venture for the six months ended June 30, 2018.

NOTE 12 – DISCONTINUED OPERATIONS

During the third quarter of 2017, we sold our fixed railcar cleaning division which included substantially all assets and liabilities of Tactical (except for cash) as well as three locations in REGS including Illinois, Maryland and Pennsylvania for a sales price of $2.4 million of proceeds received at the close on July 31, 2017, subject to an adjustment for working capital changes, and guaranteed payments of $1.1 million over the next three years. In addition, the Company is entitled to receive another $1.5 million based on the performance of the fixed railcar cleaning locations, also over the next three years. Accordingly, the revenue and expenses associated with the railcar cleaning locations are presented as “Discontinued operations” on our consolidated statement of operations and on our consolidated statement of cash flows for the six months ending June 30, 2017. The sale was completed on July 31, 2017.

In December 2017, the Company and the buyer signed Amendment No. 1 to the Asset Purchase Agreement which modified certain terms in the original asset purchase agreement providing for a reduction to the first guaranteed payment in the amount of $276,000 in exchange for immediate release of certain liabilities arising from the collection by the Company of certain trade receivables included in the sale. In May 2018, the buyer paid the Company $224,000 as completion of the first guaranteed payment plus an additional $41,000 for exceeding performance benchmarks.

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ending June 30,		For the six months ending June 30,
	2018	2017	2018	2017

Services revenue	$—	$1,723,600	$—	$3,325,100

Services costs	—	1,442,300	—	2,580,400
General and administrative expenses	—	69,300	—	94,800
Salaries and related expenses	—	98,200	—	181,200
Other (income) expense	(41,000)	(9,800)	(41,000)	(9,600)
Total expenses	(41,000)	1,600,000	(41,000)	2,846,800

Operating income	41,000	123,600	41,000	478,300
Income tax benefit	—	—	—	—

Total income from discontinued operations	$41,000	$123,600	$41,000	$478,300

NOTE 13 – EQUITY TRANSACTIONS

2018

During the six months ended June 30, 2018, the Company recorded 2,010,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements. (See Note 10)

During the six months ended June 30, 2018, the Company sold 250,000 shares of $.001 par value common stock at $.48 per share in a private placement, receiving proceeds of $120,000.

During the six months ended June 30, 2018, the Company issued 75,000 shares of $.001 par value common stock at $.77 per share for services valued at approximately $58,000.

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

NOTE 14 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers and two customers for the three and six months ended June 30, 2018 that represented approximately 43% and 33% of our total sales, respectively. For the three and six months ended June 30, 2017, the Company did not have sales representing more than 10% to any one customer. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2018	2017
Warrants	6,558,400	9,415,430
Options	1,572,500	2,155,000
Convertible notes payable, including accrued interest	2,463,000	2,409,820
	10,593,900	13,980,250

NOTE 16 – ENVIRONMENTAL MATTERS AND REGULATION

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

NOTE 17 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified three segments as follows:

REGS	Industrial Cleaning

MV and SEM	Environmental Solutions

PWS	Solid Waste

Reach has had minimal operations through June 30, 2018.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended June 30, 2018 and 2017 is as follows:

2018	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$796,800	$1,543,700	$88,000	$—	$2,428,500
Depreciation and amortization (1)	58,000	32,700	9,800	20,500	121,000
Interest expense	11,900	2,400	—	599,500	613,800
Stock-based compensation	—	—	—	35,500	35,500
Net income (loss)	(232,300)	336,800	(9,000)	(1,126,600)	(1,031,100)
Capital expenditures (cash and noncash)	—	—	—	—	—
Total assets	$1,086,800	$1,410,900	$520,800	$1,161,000	$4,179,500

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$555,500	$1,862,500	$74,500	$—	$2,492,500
Depreciation and amortization (1)	87,000	75,700	42,400	24,500	229,600
Interest expense	6,100	4,200	—	519,300	529,600
Stock-based compensation	—	—	—	39,800	39,800
Net income (loss)	(445,900)	243,000	(87,600)	(1,169,600)	(1,460,100)
Capital expenditures (cash and noncash)	60,400	—	—	—	60,400
Total assets	$1,046,600	$1,678,400	$1,758,700	$558,400	$5,042,100

Segment information for the six months ended June 30, 2018 and 2017 is as follows:

2018	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total

Revenue	$1,720,000	$2,419,300	$185,300	$—	$4,324,600
Depreciation and amortization (1)	134,200	77,100	29,100	41,300	281,700
Interest expense	27,100	5,000	—	947,500	979,600
Stock-based compensation	—	—	—	71,000	71,000
Net income (loss)	(309,800)	457,500	(45,200)	(1,880,900)	(1,778,400)
Capital expenditures (cash and noncash)	—	—	—	—	—
Total assets	$1,086,800	$1,410,900	$520,800	$1,161,000	$4,179,500

2017	Industrial	Environmental	Solid
	Cleaning (2)	Solutions	Waste	Corporate	Total (3)

Revenue	$1,390,000	$3,551,500	$143,900	$—	$5,085,400
Depreciation and amortization (1)	169,900	116,400	75,200	47,200	408,700
Interest expense	12,400	9,000	100	935,000	956,500
Stock-based compensation	—	—	—	56,800	56,800
Net income (loss)	(469,200)	460,400	(198,900)	(2,027,100)	(2,234,800)
Capital expenditures (cash and noncash)	60,400	1,300	—	—	61,700
Total assets	$1,046,600	$1,678,400	$1,758,700	$558,400	$5,042,100

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.

(2)	Includes mobile rail car cleaning and excludes locations classified as discontinued operations.

(3)	Excludes discontinued operations.

NOTE 18 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at June 30, 2018 and December 31, 2017 was $133,333 and $133,333, respectively.

NOTE 19 – SUBSEQUENT EVENTS

As of August 14, 2018, the Company’s four short term notes for which the penalty period for shares to be issued has been reached. The Company has recorded 720,000 shares of its common stock as issuable under the terms of those agreements. The shares were valued at approximately $151,200 and are recorded as interest expense. Additional shares will be issued by the Company under the terms of the agreements.

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

On July 11, 2018, the Company entered into a $500,000 note payable, interest at 20% per annum, unpaid principal and interest maturing 3 years from note date. A one-time payment of 200,000 shares of the Company’s common stock was required at signing. No principal nor interest is due or payable for the first six months of the note, the fees shall accrue and commencing on month seven, the principal and interest shall be amortized over the remaining 30 months. The note is secured by all assets of SEM, including all accounts receivable in favor of SEM and a personal guarantee of an officer of the Company.

On July 12, 2018, the Company issued 140,000 shares of $.001 par value common stock at $.295 per share for accrued interest on a short term note totaling approximately $37,700 and principal totaling approximately $2,000, net of fees.

Effective August 8, 2018, Donald F. Moorehead resigned as Chairman of SEER and CEO of Paragon Waste Solutions (“Paragon”).   Mr. Moorehead will remain as an advisor to the Board and J. John Combs III will resume the role as Chairman of the Board.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $23.2 million as of June 30, 2018, and $21.5 million as of December 31, 2017. For the six months ended June 30, 2018 and 2017 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1.8 million and $1.8 million, respectively. As of June 30, 2018 and December 31, 2017 our current liabilities exceed our current assets by approximately $5.7 million and $5.2 million, respectively. The primary reason for the increase in negative working capital from December 31, 2017 to June 30, 2018 is due to an increase in accounts payable of approximately $560,000 and an increase in short term debt of $350,000. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2017.

Realization of a major portion of our assets as of June 30, 2018 and December 31, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Results of Continuing Operations for the Three Months Ended June 30, 2018 and 2017

Total revenues were approximately $2.4 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in revenue comparing Q2 2018 to Q2 2017 is driven by a decrease of approximately $.3 million or 17% in environmental solutions revenue offset by an increase of $.2 million or 43% in industrial cleaning revenue. The decrease in the environmental solutions revenue is due to a decline in long-term contract revenue in Q2 2018, offset somewhat by an increase in recurring media revenue in this segment. The increase in industrial cleaning revenue is due to a mobile rail car cleaning contract in 2018.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $2.9 million for the quarter ended June 30, 2018 compared to $3.4 million for the quarter ended June 30, 2017. The decrease in operating costs between the quarters was primarily the result of a 1) a 17% decrease in environmental solutions revenue resulting in a 22% decrease in environmental solutions costs totaling approximately ($275,000), 2) a 43% increase in industrial cleaning revenue and an improvement in industrial cleaning margin resulting in a 6% decrease in industrial cleaning costs totaling approximately $55,000, 3) an improvement in solid waste margin resulting in a 84% decrease in solid waste costs totaling approximately ($44,000), 4) an approximately $101,000 decrease in general and administrative expenses primarily driven by an decrease in depreciation and amortization of approximately ($44,000), a decrease in warrant expense of approximately ($84,000), offset by an increase in professional services of approximately $48,000 related to timing of annual audit, 5) an approximately $32,000 decrease in salaries and related expenses. Product costs as a percentage of product revenues were 62% for the quarter ended June 30, 2018 and 66% for the quarter ended June 30, 2017. The decrease in margin performance for the product sales is due to a lesser mix of media and one time revenue. Services costs as a percentage of services revenues were 101% for the quarter ended June 30, 2018 and 154% for the quarter ended June 30, 2017. The improvement in margin performance for the services sector is due to an increased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. Solid waste costs as a percentage of licensing revenues were 10% for the quarter ended June 30, 2018 and 71% for the quarter ended June 30, 2017. The increase in margin performance for the solid waste segment is related to a change in the revenue mix to now include management services revenue and an elimination of the Company paying any costs on behalf of the MWS joint venture.

Total non-operating other income (expense), net was $(585,300) for the quarter ended June 30, 2018 compared to ($530,200) for the quarter ended June 30, 2017. For the quarter ended June 30, 2018 non-operating expenses were comprised of interest expense of $(613,800) offset by interest income of $11,800 and other income of $16,700. For the quarter ended June 30, 2017 non-operating expenses were comprised of interest expense of $(529,600) and other expense of $(600). The increase in interest expense in Q2 2018 compared to Q2 2017 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due. The increase in interest income and other income for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017 was primarily the result of interest income and amortization of note discount from notes receivable and sublease income, respectively.

There is no provision for income taxes for the quarter ended June 30, 2018 due to prior year losses and for the quarter ended June 30, 2018, year-to-date losses.

The Company had a net loss, before non-controlling interest, for the quarter ended June 30, 2018 of ($1,031,100) compared to a net loss, before non-controlling interest, of ($1,336,500) for the quarter ended June 30, 2017. Net loss attributable to SEER after deducting $4,200 for the non-controlling interest income was ($1,026,900) for the quarter ended June 30, 2018 compared to a net loss attributable to SEER of ($1,296,500), after deducting $40,000 in non-controlling interest loss for the quarter ended June 30, 2017. The decrease in net loss for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017 was largely related to the fact that continuing operations of the Company improved in Q2 2018 as compared to Q2 2017 as new revenue streams were identified and SG&A expense decreased as anticipated.

Results of Continuing Operations for the Six Months Ended June 30, 2018 and 2017

Total revenues were approximately $4.3 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in revenue comparing Q2 2018 to Q2 2017 is driven by a decrease of approximately $1.1 million or 32% in environmental solutions revenue offset by an increase of $.3 million or 24% in industrial cleaning revenue. The decrease in the environmental solutions revenue is due to a decline in long-term contract revenue in Q2 2018, offset somewhat by an increase in recurring media revenue in this segment. The increase in industrial cleaning revenue is primarily due to a new mobile rail car cleaning contract in 2018.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $5.2 million for the six months ended June 30, 2018 compared to $6.4 million for the six months ended June 30, 2017. The decrease in operating costs between the quarters was primarily the result of a 1) a 32% decrease in environmental solutions revenue resulting in a 39% decrease in environmental solutions costs totaling approximately ($938,000), 2) a 24% increase in industrial cleaning revenue resulting in a 6% increase in industrial cleaning costs totaling approximately $85,000, 3) an improvement in solid waste margin resulting in a 77% decrease in solid waste costs totaling approximately ($85,000), 4) an approximately $150,000 decrease in general and administrative expenses primarily driven by an decrease in depreciation and amortization of approximately ($44,000), a decrease in warrant expense of approximately ($84,000), a decrease in professional services of approximately ($68,000), 5) offset by an increase in business insurance costs related to continuing operations of approximately $59,000, and 6) an approximately ($44,000) decrease in salaries and related expenses. Product costs as a percentage of product revenues were 61% for the six months ended June 30, 2018 and 68% for the six months ended June 30, 2017. The increase in margin performance for the product sales is due to a greater mix of media and one time revenue. Services costs as a percentage of services revenues were 93% for the six months ended June 30, 2018 and 109% for the six months ended June 30, 2017. The improvement in margin performance for the services sector is due to an increased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. Solid waste costs as a percentage of licensing revenues were 14% for the six months ended June 30, 2018 and 77% for the six months ended June 30, 2017. The increase in margin performance for the solid waste segment is related to a change in the revenue mix to now include management services revenue and an elimination of the Company paying any costs on behalf of the MWS joint venture.

Total non-operating other income (expense), net was $(918,600) for the six months ended June 30, 2018 compared to ($962,400) for the six months ended June 30, 2017. For the six months ended June 30, 2018 non-operating expenses were comprised of interest expense of $(979,600) offset by interest income of $21,700 and other income of $39,300. For the six months ended June 30, 2017 non-operating expenses were comprised of interest expense of $(956,500) and other expense of $(5,900). The increase in interest expense for the first half of 2018 compared to the first half of 2017 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due. The increase in interest income and other income for the first half of 2018 compared to the first half of 2017 was primarily the result of interest income and amortization of note discount from notes receivable and sublease income, respectively.

There is no provision for income taxes for the six months ended June 30, 2018 due to prior year losses and for the six months ended ended June 30, 2018, year-to-date losses.

The Company had a net loss, before non-controlling interest, for the six months ended June 30, 2018 of ($1,778,400) compared to a net loss, before non-controlling interest, of ($1,756,500) for the six months ended June 30, 2017. Net loss attributable to SEER after deducting $20,800 for the non-controlling interest income was ($1,757,600) for the six months ended June 30, 2018 compared to a net loss attributable to SEER of ($1,665,300), after deducting $91,200 in non-controlling interest loss for the six months ended June 30, 2017. The Company had a net loss from continuing operations for the six months ended June 30, 2018 of ($1,819,400) compared to a net loss from continuing operations for the six months ended June 30, 2017 of ($2,234,800). The decrease in net loss from continuing operations for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was largely related to the fact that continuing operations of the Company improved in the first half of 2018 as compared to the first half of 2017 as new revenue streams were identified and SG&A expense decreased as anticipated.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the six months ended June 30, 2018 of ($296,800) compared to net cash used by operating activities for the six months ended June 30, 2017 of ($529,900), an improvement to cash of approximately $233,100. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and note discounts, stock based compensation expense and non-cash interest expense related to issuable common stock shares as penalty for delay in repayment of short-term notes. Non-cash adjustment totaled $1,177,300 and $1,373,100 for the six months ended June 30, 2018 and 2017, respectively, so non-cash adjustments had a larger impact on net cash used by operating activities for the six months ended June 30, 2017 when compared to the six months ended June 30, 2018 by approximately $195,800. For the six months ended June 30, 2018, the net positive change in operating assets and liabilities was $345,300 compared to the six months ended June 30, 2017 where the net positive change in operating assets and liabilities, as described above, was $331,800. The positive change in operating assets and liabilities had a slightly greater impact on net cash used by operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Investing activities

There was no use of cash to purchase property and equipment during the six months ended June 30, 2018 compared to a use of cash of $61,700 to purchase property and equipment during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company received $224,000 of cash from notes receivable, compared to none for the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities was $196,400 for the six months ended June 30, 2018 compared to net cash provided by financing activities of $31,600 for the six months ended June 30, 2017. The primary differences for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 are we had net cash provided related to debt of approximately $76,400 compared to net use of cash related to debt of approximately ($107,000), respectively, and for the six months ended June 30, 2018 we had proceeds from the sale of common stock of $120,000 as compared to proceeds of approximately $138,000 from the extension of warrants for the six months ended June 30, 2017.

DISCONTINUED OPERATIONS

Results of Discontinuing Operations for the Three Months Ended June 30, 2018 and 2017

Total revenues were approximately $0 and $1,723,600 for the three months ended June 30, 2018 and 2017, respectively.

Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were approximately $0 and $1,609,800 for the three months ended June 30, 2018 and 2017, respectively. Other incomes were $41,000 and $9,800 for the three months ended June 30, 2018 and 2017, respectively.

Total net income from discontinued operations was $41,000 and $123,600 for the three months ended June 30, 2018 and 2017, respectively. Income for the quarter ended June 30, 2018 was a result of exceeding performance benchmarks for the sale of the rail operations.

There is no provision for income taxes for the three months ended June 30, 2018 due to prior year consolidated losses and for the three months ended June 30, 2017, due to year-to-date consolidated net loss for the period.

Results of Discontinuing Operations for the Six Months Ended June 30, 2018 and 2017

 Total revenues were approximately $0 and $3,325,100 for the six months ended June 30, 2018 and 2017, respectively.

Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were approximately $0 and $2,856,300 for the six months ended June 30, 2018 and 2017, respectively. Other incomes were $41,000 and $9,600 for the six months ended June 30, 2018 and 2017, respectively.

Total net income from discontinued operations was $41,000 and $478,300 for the six months ended June 30, 2018 and 2017, respectively. Income of $41,000 for the six months ended June 30, 2018 was a result of exceeding performance benchmarks for the sale of the rail operations.

There is no provision for income taxes for the six months ended June 30, 2018 due to prior year consolidated losses and for the six months ended June 30, 2017, due to year-to-date consolidated net loss for the period.

Changes in Cash Flow

Operating Activities

 The Company had net cash provided by discontinued operations for the six months ended June 30, 2018 and 2017 of $41,000 and $611,700, respectively.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $460,100 and $460,100 has been reserved as of June 30, 2018 and December 31, 2017, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2018, and December 31, 2017, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2018. As of December 31, 2017, the Company determined an impairment to three CoronaLux ™ units of $354,000 incurred due to lack of sale or license of the three units for a period of more than 12 months since completion of the units.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2018, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, the Company recorded 2,010,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements. (See Note 9)

During the six months ended June 30, 2018, the Company sold 250,000 shares of $.001 par value common stock at $.48 per share in a private placement, receiving proceeds of $120,000.

During the six months ended June 30, 2018, the Company issued 75,000 shares of $.001 par value common stock at $.77 per share for services valued at approximately $58,000.

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

Dated: August 14, 2018	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer