Form 10-K
period 2018-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2019-04-16
CIK 1576197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2018

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

Yes ☐           No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 56,803,575 shares of common stock at a price of $.29 per share for an aggregate market value of $16,473,036.

As of April 16, 2019 there were 61,003,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2018

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

The company now owns and manages four operating entities and two entities that has no significant operations to date.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, PelleChar intends to commence sales in early 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process.

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

Segment Information

The Company currently has identified three segments as follows:

		% of Annual Revenues
		2018	2017
REGS	Industrial Cleaning	36%	26%
MV, SEM	Environmental Solutions	60%	60%
PWS	Solid Waste	4%	14%

Reach is not currently operating but should operations commence it will be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but should operations commence it will be part of the Environmental Solutions segment. PelleChar was not operating as of December 31, 2018 but when operations commence it will be part of a new segment, Soil Amendment/Organic Fertilizer.

As of December 31, 2018, we had two customers with sales in excess of 10% of our revenues. As of December 31, 2017, we had no one customer with sales in excess of 10% of our revenue. See Notes 2 and 18 to the consolidated financial statements and Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $24.4 million as of December 31, 2018 and for the years ended December 31, 2018, and 2017, we incurred net losses, from continuing operations, of approximately $3.1 million and $6.1 million, respectively. As of December 31, 2018, and 2017 our current liabilities exceed our current assets by approximately $5.3 million and $5.2 million, respectively. Our total liabilities exceed total assets at December 31, 2018 by approximately $4.2 million and at December 31, 2017 our total liabilities exceeded our total assets by approximately $3.3 million. The primary reason for the reduction in total assets over total liabilities from 2017 to 2018 is due to the increase in debt during the year, the interest expense incurred during 2018, and the net loss incurred in 2018 as noted above. Also see Notes 2, 11 and 18 to the consolidated financial statements.

Realization of a major portion of our assets as of December 31, 2018, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Intellectual Property

MV was issued a patent in 2012 related to “Oil-Gas Vapor Collection, Storage, and Recovery System, etc.” Patent No. US 8,206,124 B1. MV was issued a second patent in 2014 titled “Fugitive Gas Capture”, US Patent No. 8,708,663 B1, that expanded claims in the earlier patent. In 2017, MV was issued a third patent titled “Dry Chemical Scrubber with Ph Adjustment” Patent No. US 9,630,144 B2. The patents will expire in 2029 and 2031, unless otherwise extended. MV is in the process of expanding the scope and number of claims of this issued patent.

In 2013, PWS filed provisional and non-provisional patent applications in the name and for the benefit of SEER arising out of and related to its waste disposal technology involving a pyrolitic first phase and a “cold plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In October 2014 SEER was issued patent No. 8,870,735 for this CoronaLux™ technology. In 2014, PWS filed a provisional patent related to destruction of volatile organic compounds. A pyrolytic process is basically the decomposition of any material at elevated temperatures in a very low oxygen-containing atmosphere, as compared to conventional incineration or pyrolysis processes. In July 2016 SEER was issued patent No. 9,393,519 for this CoronaLux™ technology. In January 2017 SEER was issued patent No. 9,550,148 for heavy metal control adding to the pollution control aspect of the CoronaLux™ technology. The patents will expire in 2033.

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

In all its businesses, the Company currently holds very small parts of very large and growing markets. MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost-effective removal of H2S from process gas streams. H2S is highly corrosive, and is a precursor to sulfur dioxide, a highly regulated air pollutant. Therefore, removing H2S from industrial process waste streams is important in order to enhance the safety of personnel, extend the life of industrial equipment, and to minimize resulting air pollution. In the markets served by MV there are a number of competing technologies employed such as: biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. REGS competes by offering superior customer response and lower total cost of service. PWS competes by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling. We believe that the patented CoronaLux™ technology results in a radically superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market.

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

In May 2013, REGS filed an Offer in Compromise (“OIC”) with the IRS. While the OIC was under review by the IRS, the requirement to pay $25,000 a month under the Installment Plan was suspended. REGS was informed by its legal counsel that the IRS had accepted REGS’ OIC. However, by a letter dated March 27, 2014 REGS was notified that the OIC had been rejected. REGS appealed that rejection decision, however that appeal has been denied. As a result, the Installment Plan is terminated. In June 2014 and September 2018, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The IRS has not taken any current action against REGS and REGS continues to be represented by its legal counsel.

As of December 31, 2018, and December 31, 2017, the outstanding balance due to the IRS was $1,022,500, and $997,700, respectively.

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

Health, Safety and Compliance

Preserving the health and safety of our employees and the communities in which we operate, as well as remaining in compliance with local, state and federal rules and regulations are the highest priorities for us and our companies. We strive to maintain the highest professional standards in our compliance and health and safety activities. To achieve this objective, we engage with a professional safety firm and emphasize comprehensive training programs for new employees as well as ongoing mandatory refresher programs, and safety bonus programs for existing employees. These programs are administered at both the corporate and field levels on a daily basis. Our efforts to ensure the health and safety of employees have been formally recognized by our customers as well as by the Colorado Department of Labor and Employment.

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $600 and $5,600 on R&D for the years ended December 31, 2018 and 2017, respectively.

Employees

As of December 31, 2018, we employed approximately 32 full time non-union hourly and salaried employees. There is some seasonality to our business which requires us to use day laborers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Commerce City, CO(3)	Leased	REGS operations	8,686	1.8
Golden, CO (1)	Leased	Corporate office, MV, PWS	9,750	n/a
Broomfield, CO (2)	Leased	Corporate office, MV, PWS	3,864	n/a

(1)	On December 16, 2013, the Company executed a lease for 9,750 square feet of office and warehouse space that will serve as the headquarters for SEER, MV and PWS. The lease commenced on February 1, 2014 and terminates on January 31, 2019. Subsequent to year end, SEER extended the current lease on a month to month basis through May 15, 2019.

(2)	Subsequent to year end, SEER executed a new lease for 3,864 square feet of office space that will serve as the headquarters for SEER, MV and PWS commencing May 1, 2019. The new lease terminates August 31, 2026, unless otherwise extended.

(3)	On April 1, 2016 REGS executed a four year lease for 8,686 square feet of building and approximately 1.8 acres of yard.

ITEM 3. LEGAL PROCEEDINGS

Other than the disclosure in Note 10 to the Consolidated Financial Statements regarding the past due payroll taxes and in Note 21 to the Consolidated Financial Statements regarding the Chapter 11 Bankruptcy proceedings of SEM and the lease settlement for REGS, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

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

	For the Years Ended December 31,
	2018		2017
	High	Low	High	Low
First Quarter	$.73	$.41	$.81	$.50
Second Quarter	$.52	$.26	$1.08	$.60
Third Quarter	$.34	$.16	$.70	$.44
Fourth Quarter	$.20	$.06	$.79	$.40

Stockholders

As of April 16, 2019, there were approximately 82 shareholders holding 61,703,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During February 2019, the Company issued 2,500,000 shares of $.001 par value common stock as penalty shares on a short term note of which 2,300,000 had previously been recorded as issuable as of December 31, 2018 and 200,000 of which were recorded as issuable under the terms of the agreement during January 2019. The additional 200,000 shares were valued at $19,000 and recorded as interest expense in 2019.

During the year ended December 31,2018, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q except as noted below.

During the year ended December 31, 2018, the Company sold 1,000,000 shares of $.001 par value common stock at $.30 per share in a private placement, receiving proceeds of $300,000.

During the year ended December 31, 2018, the Company issued 140,000 shares of $.001 par value common stock at $.28 per share as a non-cash payment of accrued interest and principal reduction on a note payable valued at approximately $39,600.

During the year ended December 31, 2018, the Company recorded 200,000 shares of $.001 par value common stock at $.22 per share as issuable as a one-time fee for debt valued at approximately $44,000.

During the year ended December 31, 2018, the Company recorded 3,510,000 shares of $.001 par value common stock as issued and issuable to short-term note holders as required under their respective agreements. (See Note 11)

During the year ended December 31, 2018, the Company sold 250,000 shares of $.001 par value common stock at $.48 per share in a private placement, receiving proceeds of $120,000.

During the year ended December 31, 2018, the Company issued 75,000 shares of $.001 par value common stock at $.77 per share for services valued at approximately $58,000.

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

Financial Condition

At December 31, 2018, we had approximately $5.3 million in negative working capital, which represents a decrease of approximately $.1 million from $5.2 million in negative working capital at December 31, 2017. The slight decrease in our working capital, results primarily from the net loss, before non-controlling interest, of $3.1 million for 2018 offset by proceeds of $.2 million from notes receivable, the sale of $.4 million of common stock during 2018 and proceeds from outside minority investors of $.5 million during 2018.

In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting its Offer in Compromise and in accordance with the rejection letter REGS has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The appeal submitted by REGS was denied by the IRS, however, the IRS has not taken any current action. As of December 31, 2018, the outstanding balance due to the IRS was $1,022,500 and REGS continues to be represented by tax counsel specializing in federal tax matters.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $24.4 million as of December 31, 2018, and $21.5 million as of December 31, 2017. For the years ended December 31, 2018, and 2017, we incurred net losses of approximately $3.1 million and $2.7 million, respectively.

Realization of a major portion of our assets as of December 31, 2018, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate though our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2018 and 2017

Total revenues were $8.2 million and $8.4 million for the years ended December 31, 2018 and 2017, respectively. The decrease of approximately $0.2 million or 2.5% in revenues comparing the year ended December 31, 2018 to the year ended December 31, 2017 is primarily attributable to the decreases in revenues from our environmental solutions segment revenue which decreased from $5.3 million for the year ended December 31, 2017 to $4.9 million for the year ended December 31, 2018, a decrease of approximately $0.4 million or approximately 7%. The decrease is primarily attributable to reduced long term contract revenue offset somewhat by higher media replacement sales. Also contributing to the decrease in revenues, our solid waste disposal segment did not generate any revenue from sales of CoronaLux™ units during 2018 but did generate $600,000 in 2017 from the sale of 3 CoronaLux™ units. The solid waste disposal segment also generated licensing and placement fees of $134,800 in 2018 compared to $161,500 in 2017, a decrease of $26,700 or 17%. In addition, the solid waste disposal segment generated approximately $200,000 in management fees and $34,400 in joint operating income for 2018 compared to $16,700 in management fees and $19,800 in joint operating income for 2017. Somewhat offsetting reduced revenues in the environmental solutions and solid waste segments, our industrial cleaning segment increased from approximately $2.3 million in 2017 to approximately $2.9 million in 2018, an increase of $0.7 million or approximately 31% and was primarily attributable to a single customer.

Operating expenses, which include cost of products, cost of services, cost of solid waste and selling, general and administrative (SG&A) expenses, fixed asset and other asset impairment and litigation and other settlement were approximately $10 million for the year ended December 31, 2018 compared to $13.2 million for the year ended December 31, 2017 which consisted of 1) A decrease of product cost of $0.7 million which corresponds with the decrease in product revenue by 7% compared to 2017, 2) an increase in service costs of approximately $0.4 million associated with a 31% increase in service revenues of $0.7 million, 3) a decrease in payroll and G&A of approximately $1.1 million comparing 2017 to 2018, this was primarily a result of an decrease in in professional services of $0.2 million, a decrease in salaries and related expenses of $0.2 million, and change in bad debt expense of $0.4 million offset by an increase in business insurance during 2018, 4) a decrease in solid waste costs of approximately $1.1 million associated with an decrease in solid waste revenues of $0.5 million, and 5) offset by a decrease of approximately $0.9 million in asset impairment and litigation and other settlement costs. Service costs as a percentage of service revenues were 106% for the year ended December 31, 2018 and 120% for the year ended December 31, 2017. The improvement in margin is related to improved utilization of equipment and manpower as a result of the increase in service revenue, however, full utilization of equipment and manpower was not achieved in 2018 resulting in a continued negative margin for the year ended December 31, 2018. Product costs as a percentage of product revenues was 61% in 2018 compared to 69% in 2017. The increase in margin is primarily due to an increase in recurring product sales as well as an increase in one time sales, services and equipment rentals. The one-time long-term projects margins remained consistent year over year. Solid waste costs were $78,000 in 2018 and $1.2 million in 2017. The decrease is primarily due to two factors: 1) sales of three CoronaLux ™ units in 2017 as compared to none in 2018 and 2) a decrease in personnel costs related to product development and product enhancement activities. G&A and payroll expense decreased from approximately $4.8 million for the year ended December 31, 2017, to approximately $3.7 million for the year ended December 31, 2018, a decrease of approximately $1.1 million. The decrease in 2018 compared to 2017 was primarily due to a decrease in professional services of $0.2 million, a decrease in salaries and related expenses of $0.2 million, and change in bad debt expense of $0.4 million offset by an increase in business insurance during 2018. In 2018 and 2017 we impaired our idle CoronaLux ™ units in the amounts of $70,700 and $354,000, respectively. In 2017, we impaired a note receivable in the amount of $300,000. In 2017 we recognized a loss on settlement related to Sterall of $254,900.

Total non-operating other expense, net was $(1,382,800) for the year ended December 31, 2018 compared to $(1,365,500) for the year ended December 31, 2017. The increase in 2018 compared to 2017 is primarily due to an increase in interest expense of $30,000 as a result of an increase in short-term debt and penalty shares related to the short-term debt.

There is no provision for income taxes for both the year ended December 31, 2018 and 2017, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of December 31, 2018 and 2017.

Net loss, before non-controlling interest, for the year ended December 31, 2018 was $3.1 million compared to a net loss, before non-controlling interest, of $2.7 million for the year ended December 31, 2017. The net loss attributable to SEER after deducting $160,300 for the non-controlling interest was $2.9 million for the year ended December 31, 2018 as compared to $2.2 million, after deducting $545,400 in non-controlling interest for the year ended December 31, 2017. As noted above, the 2.5% decrease in revenue in 2018 compared to 2017 coupled with the gain on sale of rail operations in 2017 and offset by the other reduced expenses during 2018 was the primary reason for the increase in the net loss.

Changes in Cash Flow from Continuing Operations

Operating Activities

Net cash used in operating activities during the year ended December 31, 2018 was $1,044,600 compared to $2,786,300 during the year ended December 31, 2017. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock based compensation expense, asset impairment expense, non-cash interest expense related to the issuance of common stock for short-term debt penalty, a change in the provision for doubtful accounts, and in 2017, settlement expense and the cost to sell equipment. In 2018, net non-cash adjustments totaled approximately $1,661,500 and in 2017, net non-cash adjustments totaled $3,640,700. In 2018, the net effect of changes in operating assets and liabilities was an increase in cash by $428,800, primarily due to an increase of $242,900 in billings in excess of revenue on uncompleted contracts, an increase of $463,600 in accounts payable and accrued liabilities, and coupled with an increase of costs in excess of billings on uncompleted contracts of $314,300 and in accounts receivable, prepaid expenses and other assets of approximately $36,600. The increase in accounts receivable is primarily due to the timing of invoicing on client contracts and the increase in accounts payable and accrued liabilities is primarily due to the timing of payments of invoices from vendors. The increase in billings in excess of revenue on uncompleted contracts and costs and estimated earnings in excess of billings on uncompleted contracts is primarily related to timing of completion of jobs versus starts to new jobs. In 2017, the net effect of changes in operating assets and liabilities was a decrease in cash by approximately $293,400, primarily due to a decrease of $863,500 in billings in excess of revenue on uncompleted contracts, a decrease of $279,800 in accounts payable and accrued liabilities, and coupled with an increase in accounts receivable and prepaid expenses and other assets of approximately $886,500.

Investing activities

Net cash provided by investing activities is primarily attributable to notes receivable, minority interest investment offset by additions of property and equipment, while in 2017, net cash provided by investing activities was attributable to proceeds from the sale of the rail operations. Our net cash flow provided by investing activities was $613,600 for the year ended December 31, 2018 and $2,066,800 for the year ended December 31, 2017. During 2018, we had additions to property and equipment of $60,300, increases in intangible assets of $100, proceeds of $224,000 from a note receivable and an investor invested $450,000 for a minority equity position into one of our subsidiares.

Financing Activities

Net cash provided by financing activities was approximately $451,600 for 2018 and net cash used in financing activities was approximately $37,500 for 2017. Proceeds from the sale of common stock was $420,000 and $0 in 2018 and 2017, respectively. Proceeds from the issuance of convertible and short-term debt was $850,000 and $1,275,000 in 2018 and 2017, respectively. Payments on notes payable and capital lease obligations was $818,400 in 2018 and $1,468,000 in 2017. Proceeds from the extension of warrants was $0 in 2018 and $155,000 in 2017.

Overall, our cash changed very minimally from 2017 to 2018 primarily due to our net loss from operations offset by the proceeds from the sale of common stock, minority investment in new subsidiary and note receivable in 2018 that provided some working capital to offset our operating losses.

DISCONTINUED OPERATIONS

Results of Discontinuing Operations for the Years Ended December 31, 2018 and 2017

Total revenues were approximately $0 million and $4.1 million for the years ended December 31, 2018 and 2017, respectively.

Operating costs, which include cost of services, general and administrative (G&A) expenses and salaries and related expenses, were $0 million for the year ended December 31, 2018 compared to $3.4 million for the year ended December 31, 2017. The decrease in operating costs is due to the sale of assets in 2017.

Total net income from discontinued operations was $41,000 for the year ended December 31, 2018 compared to $694,300 for the year ended December 31, 2017.

There is no provision for income taxes for the year ended December 31, 2018 due to prior year consolidated losses and for the year ended December 31, 2017, due to year-to-date consolidated net loss.

Changes in Cash Flow for Discontinued Operations

The Company had net cash provided by discontinued operations for the years ended December 31, 2018 of $41,000 compared to net cash provided by discontinued operations for the year ended December 31, 2017 of $577,900, a decrease of cash of $536,900.

In the year ended December 31, 2017 we received proceeds from the sale of rail operations of $2,641,000 and paid costs related to the sale of $116,100.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $227,500 and $460,100 had been reserved as of December 31, 2018 and 2017, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2018, and 2017, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. For the years ended December 31, 2018 and 2017, the Company recognized an impairment to one CoronaLux ™ unit of $70,700 and four CoronaLux ™ units of $475,000, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2018, our internal control over financial reporting were not effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Joseph John Combs III, Esq., 61, CEO, President and Secretary. Mr. Combs, a SEER Founder, is currently CEO. He also serves as General Counsel. Mr. Combs has been Vice President of REGS since 2004. Before joining the Company he owned and operated the law firm of Combs & Associates from 1989 to 2003. Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O’hara & Samuelian, in Los Angeles from 1983 to 1987. His experience in private practice has included corporate maintenance, international finance, and business litigation. Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and was a Director and Officer of Armada Water Assets, Inc until his resignation in September 2014. For the past five years Mr. Combs has not served as a director of a public company, other than SEER. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983. Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney. Effective January 1, 2013 Mr. Combs receives an annual salary of $165,000 and participation in an incentive compensation program.

Christopher H. Dieterich, 71, Director and former Secretary. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 34 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

Heidi Anderson, 48, Interim Chief Financial Officer. Ms. Anderson joined the Company on November 14, 2016 as a consultant in the role of Interim Chief Financial Officer. Ms. Anderson is a consulting Chief Financial Officer for AVL Growth Partners, LLC and provides CFO services to high trajectory businesses primarily in services, real estate, financial and technology markets. Prior to joining AVL, Heidi was the CFO at Club Holdings, LLC and all subsidiaries, as well as the COO of their largest subsidiary, Quintess and was a co-founder and CFO of 10 til 2, a staffing business that grew over time until it was franchised in 10 states. During her tenure at Club Holdings she oversaw 7+ capital formation transactions with combined value in excess of $100 million. Ms. Anderson also previously worked in the auditing and consulting groups at KPMG, LLLP and EKS&H, LLLP. Ms. Anderson received a B.S. degree in Professional Accountancy from the Pennsylvania State University and has been a Colorado Certified Public Accountant for over 25 years. The Company pays an hourly rate for Ms. Anderson’s time expected at approximately $100,000 per year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2018 and 2017.

Name and Title	Fiscal Year	Base Salary (2)	Bonus (2)	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation

J. John Combs III	2018	$165,000	—	—	—	—	—	—	$165,000
CEO, President, Secretary	2017	$165,000	—	—	—	—	—	—	$165,000

Donald Moorhead	2018	$20,000	—	—	—	—	—	—	$20,000
Chairman (1)	2017	$50,500	—	—	$231.514	—	—	—	$282.014

Heidi Anderson,	2018	$79,200	—	—	—	—	—	—	$79,200
Interim CFO (1)	2017	$155,800							$155,800

Chris Dieterich	2018	—	—	—	—	—	—	—	—
Director	2017	—	—	—	—	—	—	—	—

Richard Robertson	2018	$13,750	—	—	—	—	—	—	$13,750
COO	2017	$165,000	—	—	$102,354	—	—	—	$267,354

FortunatoVillamagna	2018	$165,000	—	—	—	—	—	—	$165,000
President, Paragon Waste Systems, LLC	2017	$165,000	—	—	—	—	—	—	$165,000

Mike Cardillo	2018	$140,000	—	—	—	—	—	—	$140,000
President, REGS LLC	2017	$140,000	—	—	—	—	—	—	$140,000

(1)	Paid as an outside consultant.

(2)	Represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years.

(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during a specific year, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 16 to our audited financial statements included in as Exhibit 99 to this Report on Form 10-K . The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

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

i) Signing Bonus: 100,000 cashless exercise options vesting upon commencement of employment. The strike price for these options shall be $1.00 and shall have an exercise term of four years from date of vesting; and

ii) Performance Options: 900,000 cashless exercise options vesting over four (4) years in sixteen (16) quarterly installments at the end of each quarter of employment. The strike price for these options shall be $1.00 and shall have an exercise term of three years.

Effective as of January 22, 2018, Mr. Richardson resigned from his position as Chief Operation Officer of SEER and President of MV Technologies. All non-vested options were cancelled.

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Awards
J John Combs III, CEO, President, Secretary	—	—	—	—	—
Donald F Moorhead, Chairman	5/1/2017	—	1,000,000	$.70	$231.514
Richard Robertson, COO	1/9/2017	—	1,000,000	$1.00	$102,354
Monty Lamirato, CFO	10/1/2013	—	200,000	$.72	$46,600
Chris Dieterich, Director	—	—	—	—	—
Fortunato Villamagna, President PWS	—	—	—	—	—
Mike Cardillo, President REGS	—	—		—	—

No options were exercised by the executive officers during the year ended December 31, 2018. During the year ended December 31, 2017, Mr. Lamirato received 13,496 of the Company’s $.001 par value common stock in the cashless exercise of 166,666 common stock options.

On November 6, 2013, the Board of Directors of the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and directed that it be presented to the shareholders for their adoption and approval. The 2013 Plan was not approved by the shareholders of the Company and on December 1, 2014 The Board of Directors terminated the Plan. No shares were ever issued pursuant to the 2013 Plan.

Outstanding Equity Awards at Fiscal Year-End December 31, 2018

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(c)	Option Expiration Date
J John Combs III, CEO, President, Secretary	—		—		—	—
Donald F Moorhead, Chairman	625,000	(a)	—	(a)	$.70	5/1/2027
Richard Robertson, COO	—	(b)	—	(b)	$1.00	12/31/2023
Chris Dieterich, Director	—		—		—	—
Fortunato Villamagna, President PWS	—		—		—	—
Mike Cardillo, President REGS	—		—		—

(a)	1,000,000 options were issued on May 1, 2017 of which 100,000 options vest as of May 1,2017 and the balance of the 900,000 options vest in a series of 8 successive equal quarterly installments of 125,000 commenting July 1, 2017 and ending April 1, 2019, subject to the option holders continuous service as of each such date. Following the resignation of Mr. Moorhead on August 8, 2018 vesting terminated and 375,000 options reverted to the pool.

(b)	1,000,000 options were issued on January 9, 2017 of which 100,000 options vest as of January 9,2017 and the balance of the 900,000 options vest in a series of 16 successive equal quarterly installments of 56,250 commenting March 31, 2017 and ending December 31, 2020, subject to the option holders continuous service as of each such date. Subsequent to the resignation of Mr. Robertson on January 19, 2018 vesting terminated except 2 additional quarters were immediately vested under the terms of the agreement. The remaining unvested 562,500 options were reverted to the pool. Six months following Mr. Robertson’s resignation on July 19, 2018 the vested 437,500 options reverted to the pool following expiration of time to exercise.

(c)	Represents weighted average exercise price.

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

The following table sets forth information regarding the beneficial ownership of Strategic Environmental & Energy Resources’ common stock as of December 31, 2018, by (i) each person known to beneficially own more than 5% of the common stock of the Company, (ii) each of the Company’s executive officers, (iii) each member of the Board of Directors of the Company and (iv) all of the executive officers and Board members as a group. As of December 31, 2018, 58,503,575 shares of our Common Stock were issued and outstanding.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned (1)		Percentage of Class

Joseph John Combs III CEO, President, Secretary 751 Pine Ridge Road Golden, CO 80403	3,606,315	(2)	5.84%

Michael Cardillo President, REGS 7801 Brighton Road, Commerce City, CO 80022	3,925,316	(3)	6.36%

Chris Dieterich Director and former Secretary 751 Pine Ridge Road Golden, CO 80403	—		—

Heidi Anderson Interim Chief Financial Officer 751 Pine Ridge Road Golden, CO 80403	—		—

Fortunato Villamagna President, PWS 751 Pine Ridge Road Golden, CO 80403	—		—

LPD Investments Ltd. 25025 145 North, Suite 410, The Woodlands, TX 77380	6,390,832	(6)	10.34%

Clyde Berg 10050 Bandley Drive Cupertino, CA 95014-2102	4,380,000	(4)	7.01%

Carl Berg 10050 Bandley Drive Cupertino, CA 95014-2102	3,100,000	(5)	5.02%

All Officers and Directors as a Group (5 persons)	7,531,631		12.20%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 3,825,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of 1,300,000 shares owned by Mr. Clyde Berg, warrants to purchase 780,000 shares of common stock, which are currently exercisable, and 2,300,000 shares which are issuable as of December 31, 2018 related to penalty on late payment of short term note.
(5)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and 200,000 shares which are issuable as of December 31, 2018 related to long term debt issued in July 2018.
(6)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and 700,000 shares which are issuable as of December 31, 2018 related to penalty on late payment of short term note.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS whereby 1,000,000 membership units were issued, the Company acquired 60% (600,000) of the membership units in PWS and Black Stone acquired 40% (400,000) of the membership units in PWS, respectively. Fortunato Villamagna, who serves as President of our subsidiary PWS, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to two individuals, Mr. J. John Combs III, a shareholder and CEO/President of the Company and Mr. Michael Cardillo, a shareholder of the Company and President of REGS. There was no value to the units at the time of the allocation. In 2013, Black Stone sold 10% of its membership units to a third party receiving 875,000 shares of common stock of the Company and other equity interests. This agreement was reversed in 2016 with the 10% of PWS membership units reverting back to Black Stone. As of December 31, 2018 and 2017 the Company owns 54% of the membership units, Black Stone owns 36% of the membership units and two related party individuals, noted above, each own 5% each of the membership units.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of that Agreement and will continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing and unit sales revenues of approximately $134,800 and $1,539,800 for the years ended December 31, 2018 and 2017, respectively, as such, royalties of $120,300 and $113,600 were due at December 31, 2018 and 2017, respectively.

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2018 and 2017 are as follows:

	2018	2017
Note payable dated February 2004, bearing interest at 8% per annum, originally due January 2008; assigned to CEO, Mr. Combs, by a third party in 2010; due on June 1, 2016	$0	$0

Accrued interest	11,800	11,800
	$11,800	$11,800

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

Board Meetings and committees; annual meeting attendance

The Company held its annual board of directors meeting in 2018 to review and ratify all its business.

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

Promoters and Certain Control Persons

None

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2018 and 2017

	2018 Fees	2017 Fees
Audit Fees	$238,800	$258,200
Audit-Related Fees	—	—
Tax Fees	24,900	25,800
Total Fees	$263,700	$284,000

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2018 and 2017 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2018 and 2017, respectively.

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

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Dated: April 16, 2019	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

s/ J. John Combs III	Chairman of the Board of Directors	April 16, 2019
J. John Combs III

/s/ Christopher Dieterich	Director	April 16, 2019
Christopher Dieterich