Form 10-Q
period 2019-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2019-05-15
CIK 1576197

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities to be registered pursuant to Section 12(b) of the Act: None

As of May 15, 2019 the Registrant had 61,003,575 shares outstanding of its $.001 par value common stock.

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2019

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	Unaudited	*
Current assets:
Cash	$90,300	$115,700
Accounts receivable, net of allowance for doubtful accounts of $227,500 and $227,500, respectively	1,297,700	1,063,500
Notes receivable, net	325,800	310,700
Costs and estimated earnings in excess of billings on uncompleted contracts	61,300	314,300
Prepaid expenses and other current assets	789,000	365,200
Total current assets	2,564,100	2,169,400
Property and equipment, net	746,100	831,900
Intangible assets, net	505,200	516,800
Notes receivable, net of current portion	227,000	232,200
Other assets	83,900	29,800
TOTAL ASSETS	$4,126,300	$3,780,100

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,689,900	$1,772,400
Accrued liabilities	1,410,600	1,446,500
Billings in excess of costs and estimated earnings on uncompleted contracts	647,500	470,200
Deferred revenue	78,900	191,500
Payroll taxes payable	1,030,800	1,022,500
Customer deposits	1,600	1,600
Short term notes	1,254,200	823,100
Convertible notes	1,604,100	1,603,600
Current portion of long term debt and capital lease obligations	228,600	179,200
Accrued interest - related party	11,800	11,800
Total current liabilities	7,958,000	7,522,400
Deferred revenue, non-current	55,000	63,200
Other non-current liabilities	13,900	—
Long term debt and capital lease obligations, net of current portion	367,800	432,800
Total liabilities	8,394,700	8,018,400
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued
Common stock; $.001 par value; 70,000,000 shares authorized; 61,903,575 and 61,703,575 shares issued, issuable** and outstanding March 31, 2019 and December 31, 2018, respectively	61,900	61,700
Common stock subscribed	25,000	25,000
Additional paid-in capital	22,550,400	22,531,000
Stock subscription receivable	(25,000)	(25,000)
Adoption of ASU 2016-02, Leases (Topic 842)	(20,800)	—
Accumulated deficit	(24,956,100)	(24,405,500)
Total stockholders’ deficit	(2,364,600)	(1,812,800)
Non-controlling interest	(1,903,800)	(2,425,500)
Total equity	(4,268,400)	(4,238,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,126,300	$3,780,100

*These numbers were derived from the audited financial statements for the year ended December 31, 2018. See accompanying notes.

**Includes 900,000 and 3,200,000 shares issuable at March 31, 2098 and December 31, 2018, respectively, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Products	$1,090,100	$875,500
Services	220,200	923,200
Solid waste	82,100	97,400
Total revenue	1,392,400	1,896,100

Operating expenses:
Products costs	646,300	530,200
Services costs	402,300	775,700
Solid waste costs	26,700	17,000
General and administrative expenses	517,100	494,500
Salaries and related expenses	411,300	492,700
Total operating expenses	2,003,700	2,310,100

Loss from operations	(611,300)	(414,000)

Other income (expense):
Interest income	9,800	—
Interest expense	(149,800)	(365,800)
Other	172,400	32,500
Total non-operating expense, net	32,400	(333,300)

Net loss	(578,900)	(747,300)

Less: Net loss attributable to non-controlling interest	(28,300)	(16,600)

Net loss attributable to SEER common stockholders	$(550,600)	$(730,700)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	61,836,908	56,736,019

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(578,900)	$(747,300)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,400	160,600
Stock-based compensation expense	600	35,500
Note receivable discount	(9,900)	—
Non-cash expense for interest	20,100	263,800
Non-cash debt discount	4,100	—
Non-cash relief of aged accounts payable	(171,300)	—
Changes in operating assets and liabilities:
Accounts receivable	(234,200)	(3,500)
Costs in Excess of billings on uncompleted contracts	253,000	—
Prepaid expenses and other assets	77,600	17,500
Accounts payable and accrued liabilities	(155,300)	58,900
Revenue contract liabilities	177,300	(13,400)
Deferred revenue	(120,800)	(4,000)
Payroll taxes payable	8,300	14,000
Net cash used in operating activities	(617,000)	(217,900)
Cash flows from investing activities:
Purchase of property and equipment	(15,000)	—
Proceeds from outside minority investment in new subsidiary	226,000	—
Net cash provided by investing activities	211,000	—
Cash flows from financing activities:
Payments of notes and capital lease obligations	(119,400)	(135,600)
Proceeds from short-term notes	500,000	350,000
Proceeds from the sale of common stock and warrants, net of expenses	—	120,000
Net cash provided by financing activities	380,600	334,400

Net increase (decrease) in cash	(25,400)	116,500
Cash at the beginning of period	115,700	54,100
Cash at the end of period	$90,300	$170,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$105,200	$61,500
Cash paid for income taxes	$—	$—
Financing of prepaid insurance premiums	$330,200	$370,500

See accompanying notes.

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

The three majority-owned subsidiaries are; 1) Paragon Waste Solutions, LLC (“PWS”); 2) ReaCH4Biogas (“Reach”) and 3) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER (see Note 7), Reach is owned 85% by SEER and PelleChar is owned 51% by SEER.

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

Reach (the trade name for BeneFuels, LLC) focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas ("CNG") for fleet vehicle fuel. Reach had no operations for the quarters ended March 31, 2019 and 2018.

PelleChar was formed in September 2018 and recently has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer.  Working closely with Biochar Now, LLC, PelleChar intends to commence sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets.  At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the quarter ended March 31, 2019 PelleChar had minimal activity related to formation.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $25 million as of March 31, 2019, and $24.4 million as of December 31, 2018. For the three months ended March 31, 2019 and 2018 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.6 million and $0.7 million, respectively. As of March 31, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $5.4 million and $5.3 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to March 31, 2019 is due to a net increase in short term debt of approximately $4 million. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 16, 2019 for the years ended December 31, 2018 and 2017.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 and $300 for the three months ended March 31, 2019 and 2018, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2019 and 2018 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2019 and December 31, 2018. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-to-use assets. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $225,300, lease liabilities of $246,100 on its Condensed Consolidated Balance Sheets and a cumulative-effect adjustment on retained earnings of $20,800 on its Condensed Consolidated Balance Sheets with no material impact to its Condensed Consolidated Statement of Operations.

NOTE 3 – REVENUE

The Company adopted the provisions of the guidance in the new revenue standard under ASC 606 effective January 1, 2018 applying the modified retrospective method to all contracts. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under previous revenue recognition guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated condensed financial statements. There was no impact to net revenue for the year ended December 31, 2018 as a result of applying the new revenue recognition guidance.

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

Disaggregation of Revenue

	Three months ended March 31, 2019
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$220,200	$—	$—	$220,200
Product sales	—	889,400	—	889,400
Media sales	—	200,700	—	200,700
Licensing fees	—	—	25,200	25,200
Operating fees	—	—	6,900	6,900
Management fees	—	—	50,000	50,000
Total Revenue	$220,200	$1,090,100	$82,100	$1,392,400

	Three months ended March 31, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$529,700	$—	$—	$529,700
Mobile rail car cleaning services	393,500	—	—	393,500
Product sales	—	382,100	—	382,100
Media sales	—	493,400	—	493,400
Licensing fees	—	—	33,700	33,700
Operating fees	—	—	13,700	13,700
Management fees	—	—	50,000	50,000
Total Revenue	$923,200	$875,500	$97,400	$1,896,100

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
	Accounts Receivable, net	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)
Balance as of March 31, 2019	$1,297,700	$61,300	$78,900	$55,000

Balance as of December 31, 2018	1,063,500	470,200	191,500	63,200

Increase (decrease)	$234,200	($408,900)	($112,600)	($8,200)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1,676,100, of which the Company expects to recognize revenue of approximately 99% over the next 24 months, including 97% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2019	December 31, 2018
Field and shop equipment	$2,272,100	$2,272,100
Vehicles	690,000	690,000
Waste destruction equipment, placed in service	557,100	557,100
Furniture and office equipment	327,300	312,400
Leasehold improvements	10,000	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,040,600	4,025,700

Less: accumulated depreciation and amortization	(3,294,500)	(3,193,800)
Property and equipment, net	$746,100	$831,900

Depreciation expense for the three months ended March 31, 2019 and 2018 was $100,700 and $133,000, respectively. For the three months ended March 31, 2019 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $83,400 and $17,300 respectively. For the three months ended March 31, 2018 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $114,500 and $18,500 respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $312,200 and $247,000 as of March 31, 2019 and 2018, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31, 2019	December 31 2018
Vehicles, field and shop equipment	$407,100	$407,100
Less: accumulated amortization	(312,200)	(298,100)
	$94,900	$109,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,021,900	(794,500)	227,400
Trade name	54,900	(54,900)	—
	$1,397,100	$(891,900)	$505,200

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,021,900	(782,900)	239,000
Trade name	54,900	(54,900)	—
	$1,397,100	$(880,300)	$516,800

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $11,700 and $27,600 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 - LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 4 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Prepaid expenses and other current assets” and “Other assets” on the Company’s March 31, 2019 Condensed Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Accrued liabilities” and “Other non-current liabilities” on the Company’s March 31, 2019 Condensed Consolidated Balance Sheets.  Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $168,200 and $180,500, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recognized approximately $65,600 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Three Months Ended
March 31, 2019
Cash paid for operating lease liabilities	$70,900
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$168,200
Weighted-average remaining lease term	12.4 months
Weighted-average discount rate	10.0%

(1)	Includes $225,300 for operating leases existing on January 1, 2019. No new operating leases commenced in the first quarter of 2019.

Maturities of lease liabilities as of March 31, 2019 were as follows:

Due in 12 month period ended March 31,
2020	176,400
2021	14,400
190,800
Less imputed interest	(10,300)
Total lease liabilities	180,500
Current operating lease liabilities	166,600
Non-current operating lease liabilities	13,900
Total lease liabilities	180,500

The Company has an additional operating lease for real estate of $420,400 which has not commenced as of March 31, 2019, and as such, has not been recognized on the Company’s Condensed Consolidated Balance Sheet. This operating lease is expected to commence in the second quarter of 2019 with a lease terms of 7 years and 4 months.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
Accrued compensation and related taxes	$533,200	$565,800
Accrued interest	351,100	362,000
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	40,600	55,000
Lease liabilities	180,500	—
Other	155,200	293,300
Total Accrued Liabilities	$1,410,600	$1,426,100

NOTE 8 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2019	2018
Revenue Recognized	$179,300	$499,600
Less: Billings to date	(118,000)	(185,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	$61,300	$314,300

Billings to date	$1,143,300	$1,642,600
Revenue recognized	(495,800)	(1,172,400)

Revenue contract liabilities	$647,500	$470,200

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through March 31, 2019, we have provided approximately $6.6 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at March 31, 2019 and December 31, 2018 and are recognized as revenue ratably over the term of the contract.

NOTE 10 - PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of March 31, 2019, and December 31, 2018, the outstanding balance due to the IRS was $1,030,800, and $1,022,500, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of March 31, 2019 and December 31, 2018, was comprised of the following:

	3/31/2019	12/31/2018
SHORT TERM NOTES

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one time fee paid was $24,000. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the year ended December 31, 2018, the Company recorded 2,300,000 shares of its common stock as issuable under the terms of this agreement, valued at $667,800 and recorded as interest expense. For the quarter ended March 31, 2019, the Company recorded an additional 200,000 shares of its common stock under the terms of this agreement, valued at $19,000 and recorded as interest expense. This note was converted to minority investment in new subsidiary in February 2019.	—	300,000

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $6,400. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached for the years ended December 31, 2018 and 2017, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, and the Company recorded 310,000 shares and 40,000 shares of its common stock, respectively, as issuable under the terms of this agreement. The shares were valued at $137,500 and $30,000 for the years ended December 31, 2018 and 2017, respectively, and were recorded as interest expense in the applicable period. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in the period.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $7,400. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of December 31, 2018, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. During the year ended December 31, 2018, the Company recorded 350,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $153,900 recorded as interest expense. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in the period.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. Unpaid interest at December 31, 2018 is approximately $37,500. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $64,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date.	298,100	298,100

Secured short term note payable dated January 26, 2018 with principal and interest due 60 days from issuance. The note required a one-time fee in the amount of $12,500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,250 accrued on the first day of the week. The total one time fee paid was $17,500. A fee of 100,000 shares of restricted common stock accrued as a penalty for each month or prorated for any two-week portion of any month the note was outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock accrued to the lender for each month or prorated for each two-week portion of any month the note was outstanding past the original maturity date beginning in month 7 until paid in full. The note was secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. This note was paid in full during September 2018 and 700,000 of penalty shares were issued, valued at $200,000 recorded as interest.	—	—

Note payable dated February 27, 2018 due on or before May 31, 2018 requiring a one-time fee in the amount of $25,000 to be paid as interest along with the principal on the due date. Because the note and interest were not paid on or before June 1, 2018, a fee of $5,000 accrued on the first day of each month commencing June 1, 2018. The note was secured by all of the proceeds from the sale of SEM’s BioActive Media paid to or received by SEM or MV. This note principal was paid in full in September 2018. Unpaid interest at December 31, 2018 is approximately $40,000.	—	—

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one time fee paid was $30,000. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has not been reached.	500,000	—
Note payable insurance premium financing, interest at 2.12% per annum, payable in 10 installments of $33,000, due November 1, 2019.	231,100	—
Total short term notes	1,254,200	823,100

CONVERTIBLE NOTES

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum.	1,605,000	1,605,000

Debt discount	(900)	(1,400)
Total convertible notes	1,604,100	1,603,600
Less: current portion	(1,604,100)	(1,603,600)
Long term convertible notes, including debt discount	$—	$—

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. Unpaid interest at December 31, 2018 was approximately $46,900.	500,000	500,000

Debt discount	(34,200)	(37,900)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	81,100	92,000

Capital lease obligations, secured by certain assets, maturing through Nov 2020	49,500	57,900
Total long term notes and capital lease obligations	596,400	612,000
Less: current portion	(228,600)	(71,200)
Long term notes and capital lease obligations, long-term, including debt discount	$367,800	$540,800

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing and unit sales revenues of approximately $25,200 for the three months ended March 31, 2019 and $134,800 for the years ended December 31, 2018, as such, royalties of $121,600 and $120,300 were due at March 31, 2019 and December 31, 2018, respectively.

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate. In November 2017 a full permit was issued and the unit is now fully operating. Operations to date have included the destruction of medical waste. For the three months ended March 31, 2019 and the year ended December 31, 2018, PWS has recorded $6,900 and $34,400 in income which represents their 50% interest in the net income of the joint venture, respectively. PWS did not incur any costs incurred on behalf of the joint venture for the three months ended March 31, 2019 nor the year ended December 31, 2018.

NOTE 13 – EQUITY TRANSACTIONS

2019

During the three months ended March 31, 2019, the Company issued 200,000 shares of $.001 par value common stock to short-term note holders as required under their respective agreements. (See Note 11)

2018

During the three months ended March 31, 2018, the Company recorded 570,000 shares of $.001 par value common stock as issuable to short-term note holders as required under their respective agreements. (See Note 11).

During the three months ended March 31, 2018, the Company sold 250,000 shares of $.001 par value common stock at $.48 per share in a private placement, receiving proceeds of $120,000.

Non-controlling Interest

The non-controlling interest presented in our condensed consolidated financial statements reflects a 46% non-controlling equity interest in PWS and 49% non-controlling equity interest in PelleChar. Net losses attributable to non-controlling interest, as reported on our condensed consolidated statements of operations, represents the net loss of each entity attributable to the non-controlling equity interest. The non-controlling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet.

NOTE 14 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers for the three months ended March 31, 2019 and two customers for the three months ended March 31, 2018 that represented approximately 39% and 31% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2019	2018
Warrants	2,268,900	7,658,400
Options	125,000	1,572,500
Convertible notes payable, including accrued interest	2,516,100	2,417,300
	4,910,000	11,648,200

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

Reach and PelleChar had minimal operations through March 31, 2019.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2019 and 2018 is as follows:

2019	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$220,200	$1,090,100	$82,100	$—	$1,392,400
Depreciation and amortization (1)	50,900	13,400	27,800	20,300	112,400
Interest expense	10,700	1,900	1,600	135,600	149,800
Stock-based compensation	—	—	—	500	500
Net income (loss)	(336,700)	243,500	(60,200)	(425,500)	(578,900)
Capital expenditures (cash and noncash)	—	—	—	15,000	15,000
Total assets	$586,200	1,946,200	$380,400	$1,213,500	$4,126,300

2018	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$923,200	$875,500	$97,400	$—	$1,896,100
Depreciation and amortization (1)	76,200	44,400	19,300	20,700	160,600
Interest expense	15,200	2,600	—	348,000	365,800
Stock-based compensation	—	—	—	35,500	35,500
Net income (loss)	(77,500)	120,600	(36,100)	(754,300)	(747,300)
Capital expenditures (cash and noncash)	—	—	—	—	—
Total assets	$982,100	1,008,400	$526,400	$1,546,400	$4,063,300

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 18 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at March 31, 2019 and December 31, 2018 was $133,333 and $133,333, respectively.

In October 2018, a complaint was filed by a contractor company of a mutual customer of MV, a subsidiary of the Company. The complaint claimed that in 2016 MV delivered defective and poorly manufactured treatment vessels to the project and that due to such delivery, the contractor company sustained $251,160 in damages in the effort to repair the error. At the same time, the mutual customer had an outstanding balance due MV of $224,000 and MV had an outstanding balance due the vessel manufacturer of $82,600. In the first quarter of 2019, the parties reached a settlement whereby MV paid the contractor company a total of $160,000, the joint customer paid the outstanding invoice amounts of $224,000 and the vessel manufacturer waived the $82,600 due from MV for the faultily manufactured vessel. The case was dismissed with prejudiced and the matter is closed.

NOTE 19 - SUBSEQUENT EVENTS

On April 15, 2019, the Company borrowed $10,000 from an officer of the Company. The unsecured promissory note is due May 10, 2019 and carries interest of 8% with a minimum of $250 of interest payable. This note was paid in full plus $250 of interest on May 7, 2019.

On May 1, 2019, the Company entered into an Accord and Satisfaction Agreement to facilitate an early and final payment of all remaining earnout and bonus payments from the sale of assets completed in 2017. The final payment received by the Company in May 2019 totaled $515,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission on April 16, 2019. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, "RNG", for fleet vehicles. Reach had no operations as of March 31, 2019.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

PelleChar, LLC ("PelleChar"): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer.  Working closely with Biochar Now, LLC, PelleChar intends to commence sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets.  At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar had minimal operations as of March 31, 2019.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $25 million as of March 31, 2019, and $24.4 million as of December 31, 2018. For the three months ended March 31, 2019 and 2018 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.6 million and $0.7 million, respectively. As of March 31, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $5.4 million and $5.3 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to March 31, 2019 is due to a net increase in short term debt of $200,000. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

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

Our primary need for liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment. We have incurred losses and experienced negative operating cash flows for the past several years, and accordingly, the Company has taken a number of actions to continue to support its operations and meet its obligations. The sale of assets and liabilities of Tactical and certain locations within REGS provided the Company working capital in 2017 to repay short-term notes totaling $650,000 and accelerate growth of our high-margin technology divisions. We reduced selling, general and administrative (SG&A) expenses in 2018 as a result of the sale of those assets. We formed PelleChar and raised $1 million of minority interest investment to bring that product to market and add to the operating cash flows of the Company. We believe that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned. If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Total revenues were approximately $1.4 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in revenue comparing Q1 2019 to Q1 2018 is driven by a decrease of approximately $.7 million or 76% in industrial cleaning revenue offset by an increase of $.2 million or 25% in environmental solutions revenue. The decrease in the industrial cleaning revenue is due largely to a lack of mobile rail car cleaning services further reduced by a decrease in overall utilization of assets. The increase in environmental solutions revenue is due to an uptick in long-term contract revenue. Solid waste revenue remained fairly constant when comparing the two quarters.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $2 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018. The decrease in operating costs between the quarters was primarily the result of a 1) a 25% increase in environmental solutions revenue resulting in a 22% increase in environmental solutions costs totaling approximately $116,000, 2) a 76% decrease in industrial cleaning revenue resulting in a 48% decrease in industrial cleaning costs totaling approximately ($373,000), 3) an approximately $22,600 increase in general and administrative expenses primarily driven by an increase in professional services of approximately $73,000 related to timing of annual audit and legal costs offset by an decrease in other G&A expenses of approximately $50,000 and 4) an approximately $81,000 decrease in salaries and related expenses. Product costs as a percentage of product revenues were 59% for the quarter ended March 31, 2019 and 61% for the quarter ended March 31, 2018. The increase in margin performance for the product sales is due to a improved long-term contract margins. Services costs as a percentage of services revenues were 183% for the quarter ended March 31, 2019 and 84% for the quarter ended March 31, 2018. The decrease in margin performance for the services sector is due to a decreased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. Solid waste costs as a percentage of licensing revenues were 33% for the quarter ended March 31, 2019 and 17% for the quarter ended March 31, 2018. The decrease in margin performance for the solid waste segment is related to a decrease in licensing fee revenue with minimal associated cost.

Total non-operating other income (expense), net was $32,400 for the three months ended March 31, 2019 compared to ($333,30) for the three months ended March 31, 2018. For the three months ended March 31, 2019 non-operating expenses were comprised interest expense of ($149,800) offset by interest income of $9,800 and other income of $172,400 primarily related to a reduction of aged accounts payable balances which have passed their statute of limitations for collections. For the three months ended March 31, 2018 non-operating expenses were comprised of interest expense of $(365,800) offset by other income of $32,500. The decrease in interest expense in Q1 2019 compared to Q1 2018 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the quarter ended March 31, 2019 due to prior year losses and for the quarter ended March 31, 2019, year-to-date losses.

The Company had a net loss, before non-controlling interest, for the three months ended March 31, 2019 of ($578,900) compared to a net loss, before non-controlling interest, of ($747,300) for the three months ended March 31, 2018. Net loss attributable to SEER after deducting $28,300 for the non-controlling interest income was ($550,600) for the three months ended March 31, 2019 compared to a net loss attributable to SEER of ($730,700), after deducting $16,600 in non-controlling interest loss for the three months ended March 31, 2018. The decrease in net loss for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was largely related to the fact that interest expense decreased approximately $216,000 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2019 of ($617,000) compared to net cash used by operating activities for the three months ended March 31, 2018 of ($217,900), a reduction of cash of approximately $399,100. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and non-cash interest expense. Non-cash adjustment totaled ($44,000) and $459,900 for the three months ended March 31, 2019 and 2018, respectively, so non-cash adjustments had a larger impact on net cash used by operating activities for the three months ended March 31, 2018 when compared to the three months ended March 31, 2019 by approximately $503,900. For the three months ended March 31, 2018, the net positive change in operating assets and liabilities was $69,500 compared to the three months ended March 31, 2019 of $5,900. The minimal change in operating assets and liabilities had a lesser impact on net cash used by operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Investing activities

Net cash provided by investing activities was $211,000 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. The purchase of property and equipment was $15,000 for the three months ended March 31, 2019 compared to no use of cash for investing activities for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company received $226,000 in proceeds from outside minority investment in PelleChar.

Financing Activities

Net cash provided by financing activities was $380,600 for the three months ended March 31, 2019 compared to $334,400 for the three months ended March 31, 2018. The primary difference is that in the three months ended March 31, 2019, we had net proceeds related to debt of approximately $380,600 compared to net proceeds related to debt of approximately $214,000 in the three months ended March 31, 2018 and proceeds from the sale of common stock of $120,000 for the three months ended March 31, 2018, but no proceeds from the sale of common stock for the three months ended March 31, 2019.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $227,500 and $227,500 has been reserved as of March 31, 2019 and December 31, 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2019, and December 31, 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2019. As of December 31, 2018, the Company determined an impairment to one CoronaLux ™ units of $70,700 incurred due to lack of use of the licensed unit.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2019, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issued 200,000 shares of $.001 par value common stock to short-term note holders as required under their respective agreements. (See Note 11)

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act.

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

Dated: May 15, 2019	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer