Form 10-Q/A
period 2019-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2019-05-24
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

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

370 Interlocken Boulevard, Suite 680, Broomfield, CO 80021

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

As of May 24, 2019 the Registrant had 61,003,575 shares outstanding of its $.001 par value common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended 10-Q”) of Strategic Environmental & Energy Resources, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2019. The Company is filing this Amended 10-Q to include the Condensed Consolidated Statement of Changes in Stockholders’ Deficit, which was inadvertently excluded from the Original 10-Q. This amendment is being made to provide the necessary disclosures required by the final SEC rule under Regulation S-X, Rule 3-04.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are included in this Amended 10-Q.

Except as described above, no other amendments have been made to the Original 10-Q. This Amended 10-Q does not reflect events that occurred after the date of the Original 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original 10-Q to reflect any events that occurred after the date of the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 24, 2019	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

		By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

		By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

Strategic Environmental & Energy Resources, Inc.

Quarterly Report on FORM 10-Q/A For The Period Ended

March 31, 2019

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

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balance December 31, 2018*	—	—	61,703,600	$61,700	$22,531,000	$25,000	$(25,000)	$(24,405,500)	$(2,425,500)	$(4,238,300)
Issuance of common stock upon debt penalty			200,000	200	18,800					19,000
Stock-based compensation - options					600					600
Adoption of ASU 2016-02, Leases (Topic 842)								(20,800)		(20,800)
Investment in subsidiary									550,000	550,000
Net loss								(550,600)	(28,300)	(578,900)
Balance March 31, 2019	—	—	61,903,600	$61,900	$22,550,400	$25,000	$(25,000)	$(24,976,900)	$(1,903,800)	$(4,268,400)

See accompanying notes.

*These numbers were derived from the audited financial statements for the year ended December 31, 2018. See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balance December 31, 2017*	—	—	56,528,600	$56,500	$20,790,700	$25,000	$(25,000)	$(21,471,900)	$(2,715,200)	$(3,339,900)
Issuance of common stock upon debt penalty			570,000	600	263,300					263,900
Stock-based compensation - options					35,500					35,500
Sale of common stock			250,000	200	119,800					120,000
Net loss								(730,700)	(16,600)	(747,300)
Balance March 31, 2018	—	—	57,348,600	$57,300	$21,209,300	$25,000	$(25,000)	$(22,202,600)	$(2,731,800)	$(3,667,800)

See accompanying notes.

*These numbers were derived from the audited financial statements for the year ended December 31, 2017. See accompanying notes.

7

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2019	2018
Net loss	$(578,900)	$(747,300)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,400	160,600
Stock-based compensation expense	600	35,500
Note receivable discount	(9,900)	—
Non-cash expense for interest	20,100	263,800
Non-cash debt discount	4,100	—
Non-cash relief of aged accounts payable	(171,300)	—
Changes in operating assets and liabilities:
Accounts receivable	(234,200)	(3,500)
Costs in Excess of billings on uncompleted contracts	253,000	—
Prepaid expenses and other assets	77,600	17,500
Accounts payable and accrued liabilities	(155,300)	58,900
Revenue contract liabilities	177,300	(13,400)
Deferred revenue	(120,800)	(4,000)
Payroll taxes payable	8,300	14,000
Net cash used in operating activities	(617,000)	(217,900)
Cash flows from investing activities:
Purchase of property and equipment	(15,000)	—
Proceeds from outside minority investment in new subsidiary	226,000	—
Net cash provided by investing activities	211,000	—
Cash flows from financing activities:
Payments of notes and capital lease obligations	(119,400)	(135,600)
Proceeds from short-term notes	500,000	350,000
Proceeds from the sale of common stock and warrants, net of expenses	—	120,000
Net cash provided by financing activities	380,600	334,400

Net increase (decrease) in cash	(25,400)	116,500
Cash at the beginning of period	115,700	54,100
Cash at the end of period	$90,300	$170,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$105,200	$61,500
Cash paid for income taxes	$—	$—
Financing of prepaid insurance premiums	$330,200	$370,500

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $25 million as of March 31, 2019, and $24.4 million as of December 31, 2018. For the three months ended March 31, 2019 and 2018 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.6 million and $0.7 million, respectively. As of March 31, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $5.4 million and $5.3 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to March 31, 2019 is due to a net increase in short term debt of approximately $.4 million. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

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

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31
	2019	2018
Vehicles, field and shop equipment	$407,100	$407,100
Less: accumulated amortization	(312,200)	(298,100)
	$94,900	$109,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,021,900	(794,500)	227,400
Trade name	54,900	(54,900)	—
	$1,397,100	$(891,900)	$505,200

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,021,900	(782,900)	239,000
Trade name	54,900	(54,900)	—
	$1,397,100	$(880,300)	$516,800

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

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of March 31, 2019 and December 31, 2018, was comprised of the following:

	3/31/2019	12/31/2018

SHORT TERM NOTES

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one time fee paid was $24,000. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the year ended December 31, 2018, the Company recorded 2,300,000 shares of its common stock as issuable under the terms of this agreement, valued at $667,800 and recorded as interest expense. For the quarter ended March 31, 2019, the Company recorded an additional 200,000 shares of its common stock under the terms of this agreement, valued at $19,000 and recorded as interest expense. This note was converted to minority investment in new subsidiary in February 2019.	—	300,000

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $6,400. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached for the years ended December 31, 2018 and 2017, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, and the Company recorded 310,000 shares and 40,000 shares of its common stock, respectively, as issuable under the terms of this agreement. The shares were valued at $137,500 and $30,000 for the years ended December 31, 2018 and 2017, respectively, and were recorded as interest expense in the applicable period. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in the period.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one time fee paid was $7,400. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of December 31, 2018, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. During the year ended December 31, 2018, the Company recorded 350,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $153,900 recorded as interest expense. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in the period.	125,000	125,000

	3/31/2019	12/31/2018

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. Unpaid interest at December 31, 2018 is approximately $37,500. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $64,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date.	298,100	298,100

Secured short term note payable dated January 26, 2018 with principal and interest due 60 days from issuance. The note required a one-time fee in the amount of $12,500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,250 accrued on the first day of the week. The total one time fee paid was $17,500. A fee of 100,000 shares of restricted common stock accrued as a penalty for each month or prorated for any two-week portion of any month the note was outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock accrued to the lender for each month or prorated for each two-week portion of any month the note was outstanding past the original maturity date beginning in month 7 until paid in full. The note was secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. This note was paid in full during September 2018 and 700,000 of penalty shares were issued, valued at $200,000 recorded as interest.	—	—

Note payable dated February 27, 2018 due on or before May 31, 2018 requiring a one-time fee in the amount of $25,000 to be paid as interest along with the principal on the due date. Because the note and interest were not paid on or before June 1, 2018, a fee of $5,000 accrued on the first day of each month commencing June 1, 2018. The note was secured by all of the proceeds from the sale of SEM’s BioActive Media paid to or received by SEM or MV. This note principal was paid in full in September 2018. Unpaid interest at December 31, 2018 is approximately $40,000.	—	—

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one time fee paid was $30,000. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has not been reached.	500,000	—

	3/31/2019	12/31/2018

Note payable insurance premium financing, interest at 2.12% per annum, payable in 10 installments of $33,000, due November 1, 2019.	231,100	—
Total short term notes	1,254,200	823,100

CONVERTIBLE NOTES

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum.	1,605,000	1,605,000

Debt discount	(900)	(1,400)
Total convertible notes	1,604,100	1,603,600
Less: current portion	(1,604,100)	(1,603,600)
Long term convertible notes, including debt discount	$—	$—

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. Unpaid interest at December 31, 2018 was approximately $46,900.	500,000	500,000

Debt discount	(34,200)	(37,900)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	81,100	92,000

Capital lease obligations, secured by certain assets, maturing through Nov 2020	49,500	57,900
Total long term notes and capital lease obligations	596,400	612,000
Less: current portion	(228,600)	(71,200)
Long term notes and capital lease obligations, long-term, including debt discount	$367,800	$540,800

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018

Accrued interest	$11,800	$11,800
	$11,800	$11,800

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

NOTE 14 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers for the three months ended March 31, 2019 and two customers for the three months ended March 31, 2018 that represented approximately 74% and 31% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customer for non-financial related issues.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

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

27