Form 10-Q
period 2019-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2019-08-14
CIK 1576197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

370 Interlocken Blvd, Suite 680, Broomfield, CO 80021

(Address of principal executive offices including zip code)

303-277-1625

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 14, 2019, the Registrant had 61,003,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2019	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$107,000	$115,700
Accounts receivable, net of allowance for doubtful accounts of $227,500 and $227,500, respectively	513,500	1,063,500
Notes receivable, net	—	310,700
Costs and estimated earnings in excess of billings on uncompleted contracts	92,300	314,300
Prepaid expenses and other current assets	632,700	365,200
Total Current Assets	1,345,500	2,169,400

Property and Equipment, net	722,400	831,900
Intangible Assets, net	496,400	516,800
Notes receivable, net of current portion	—	232,200
Other Assets	453,200	29,800

TOTAL ASSETS	$3,017,500	$3,780,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,651,900	$1,772,400
Accrued liabilities	1,483,600	1,446,500
Billings in excess of costs and estimated earnings on uncompleted contracts	231,200	470,200
Deferred revenue	32,900	191,500
Payroll taxes payable	1,039,000	1,022,500
Customer deposits	10,900	1,600
Short term notes	1,188,200	823,100
Convertible notes	1,605,000	1,603,600
Current portion of long term debt and capital lease obligations	250,700	179,200
Accrued interest - related party	11,800	11,800
Total Current Liabilities	7,505,200	7,522,400

Deferred revenue, non-current	46,700	63,200
Other non-current liabilities	386,500	—
Long term debt and capital lease obligations, net of current portion	328,900	432,800
Total Liabilities	8,267,300	8,018,400

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	—	—
Common stock; $.001 par value; 70,000,000 shares authorized; 61,903,575 and 61,703,575 shares issued, issuable** and outstanding June 30, 2019 and December 31, 2018, respectively	62,000	61,700
Common stock issuable	25,000	25,000
Additional paid-in capital	22,559,800	22,531,000
Stock Subscription receivable	(25,000)	(25,000)
Adoption of ASU 2016-02, Leases (Topic 842)	(20,800)	—
Accumulated deficit	(25,907,900)	(24,405,500)
Total stockholders’ deficit	(3,306,900)	(1,812,800)
Non-controlling interest	(1,942,900)	(2,425,500)
Total equity	(5,249,800)	(4,238,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,017,500	$3,780,100

See accompanying notes.

*These numbers were derived from the audited financial statements for the year ended December 31, 2018. See accompanying notes.

**Includes 100,000 and 3,200,000 shares issuable at June 30, 2019 and December 31, 2018, respectively, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:	(Unaudited)		(Unaudited)
Products	$890,600	$1,543,700	$1,980,700	$2,419,200
Services	505,200	796,800	725,400	1,720,000
Solid waste	65,300	88,000	147,400	185,400
Total revenue	1,461,100	2,428,500	2,853,500	4,324,600

Operating expenses:
Products costs	565,600	953,000	1,211,900	1,467,800
Services costs	753,100	802,000	1,155,400	1,593,100
Solid waste costs	10,000	8,700	36,700	25,700
General and administrative expenses	565,500	648,900	1,082,600	1,143,400
Salaries and related expenses	439,400	502,700	850,700	995,400
Total operating expenses	2,333,600	2,915,300	4,337,300	5,225,400

Loss from operations	(872,500)	(486,800)	(1,483,800)	(900,800)

Other income (expense):
Interest income	—	11,800	9,800	21,700
Interest expense	(112,400)	(613,800)	(262,200)	(979,600)
Other	(6,000)	16,700	166,400	39,300
Total non-operating expense, net	(118,400)	(585,300)	(86,000)	(918,600)

Loss from continuing operations	(990,900)	(1,072,100)	(1,569,800)	(1,819,400)

Gain on sale of rail operations	—	41,000	—	41,000
Discontinued operations, net of tax	—	41,000	—	41,000

Less: Net loss attributable to non-controlling interest	(39,100)	(4,200)	(67,400)	(20,800)
	$(951,800)	$(1,026,900)	$(1,502,400)	$(1,757,600)
Net loss attributable to SEER common stockholders

Net loss from continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Discontinued operations	—	—	—	—
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	61,970,059	58,362,476	61,903,851	57,553,741

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional	Common	Stock			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	Non-controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit
Balances at December 31, 2018	—	$—	61,703,600	$61,700	$22,531,000	$25,000	$(25,000)	$(24,405,500)	$(2,425,500)	$(4,238,300)

Issuance of common stock upon debt penalty	—	—	200,000	200	18,800	—	—	—	—	19,000

Stock-based compensation	—	—	—	—	600	—	—	—	—	600

Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(20,800)	—	(20,800)

Investment in subsidiary	—	—	—	—	—	—	—	—	550,000	550,000

Net loss	—	—	—	—	—	—	—	(550,600)	(28,300)	(578,900)

Balances at March 31, 2019	—	—	61,903,600	61,900	22,550,400	25,000	(25,000)	(24,976,900)	(1,903,800)	(4,268,400)

Issuance of common stock upon debt penalty	—	—	100,000	100	9,100	—	—	—	—	9,200

Stock-based compensation	—	—	—	—	400	—	—	—	—	400

Net loss	—	—	—	—	—	—	—	(951,800)	(39,100)	(990,900)

Balances at June 30, 2019	—	$—	62,003,600	$62,000	$22,559,900	$25,000	$(25,000)	$(25,928,700)	$(1,942,900)	$(5,249,700)

					Additional	Common	Stock			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	Non-controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit
Balances at December 31, 2017	—	$—	56,528,600	$56,500	$20,790,700	$25,000	$(25,000)	$(21,471,900)	$(2,715,200)	$(3,339,900)

Issuance of common stock upon debt penalty	—	—	570,000	600	263,300	—	—	—	—	263,900

Stock-based compensation	—	—	—	—	35,500	—	—	—	—	35,500

Sale of common stock	—	—	250,000	200	119,800	—	—	—	—	120,000

Net loss	—	—	—	—	—	—	—	(730,700)	(16,600)	(747,300)

Balances at March 31, 2018	—	—	57,348,600	57,300	21,209,300	25,000	(25,000)	(22,202,600)	(2,731,800)	(3,667,800)

Issuance of common stock upon debt penalty	—	—	1,440,000	1,400	517,000	—	—	—	—	518,400

Stock-based compensation	—	—	—	—	35,500	—	—	—	—	35,500

Issuance of common stock for services	—	—	75,000	100	57,900	—	—	—	—	58,000

Net loss	—	—	—	—	—	—	—	(1,026,900)	(4,200)	(1,031,100)

Balances at June 30, 2018	—	$—	58,863,600	$58,800	$21,819,700	$25,000	$(25,000)	$(23,229,500)	$(2,736,000)	$(4,087,000)

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,569,800)	$(1,778,400)
Income from discontinued operations	—	41,000
Net loss from continuing operations	(1,569,800)	(1,819,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194,400	281,800
Stock-based compensation expense	900	59,500
Note receivable discount	(9,900)	—
Stock issued for services	—	71,000
Non-cash expense for interest, common stock issued for debt penalty	—	780,800
Amortization of note discount	—	(19,800)
Non-cash expense for interest, warrants – accretion of debt discount	8,300	4,000
Non-cash expense for interest	29,300	—
Changes in operating assets and liabilities:
Accounts receivable	550,000	(570,200)
Costs in Excess of billings on uncompleted contracts	222,000	—
Prepaid expenses and other assets	(135,400)	170,700
Accounts payable and accrued liabilities	90,300	610,200
Revenue contract liabilities	(239,000)	322,800
Deferred revenue	(175,100)	(212,400)
Payroll taxes payable	16,500	24,200
Net cash used by operating activities	(1,017,500)	(296,800)
Cash flows from investing activities:
Purchase of property and equipment	(64,500)	—
Proceeds (purchase) of intangibles	—	(100)
Proceeds from outside minority investment in new subsidiary	226,000	—
Proceeds from notes receivable	552,800	224,000
Net cash provided by investing activities	714,300	223,900
Cash flows from financing activities:
Payments of notes and capital lease obligations	(205,500)	(273,600)
Proceeds from short-term notes	500,000	350,000
Proceeds from the sale of common stock and warrants, net of expenses	—	120,000
Net cash provided by financing activities	294,500	196,400
Net cash flows from discontinued operations	—	41,000
Net (decrease) increase in cash	(8,700)	164,500
Cash at the beginning of period	115,700	54,100
Cash at the end of period	$107,000	$218,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$109,900	$41,900
Financing of prepaid insurance premiums	$330,200	$373,900

See accompanying notes.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” “we,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly owned subsidiaries in continuing operations, and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas and odor control systems primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) SEER Environmental Materials, LLC,(“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

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

Reach (the trade name for BeneFuels, LLC) focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had no operations for the quarters ended June 30, 2019 and 2018.

PelleChar was formed in September 2018 and recently has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer.  Working closely with Biochar Now, LLC, PelleChar intends to commence sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets.  At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the quarter ended June 30, 2019 PelleChar had minimal activity related to formation.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly owned subsidiaries, REGS, MV and SEM and its majority-owned subsidiaries PWS, Reach and PelleChar, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $25.9 million as of June 30, 2019, and $24.4 million as of December 31, 2018. For the six months ended June 30, 2019 and 2018 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1.6 million and $1.8 million, respectively. As of June 30, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $6.2 million and $5.4 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to June 30, 2019 is due to a net increase in short term debt of approximately $0.4 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 and $300 for the three months ended June 30, 2019 and 2018, respectively. R&D expenses were $0 and $600 for the six months ended June 30, 2019 and 2018, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three and six months ended June 30, 2019 and 2018 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2019 and December 31, 2018. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Disaggregation of Revenue

	Three months ended June 30, 2019
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$505,200	$—	$—	$505,200
Product sales	—	759,000	—	759,000
Media sales	—	131,600	—	131,600
Licensing fees	—	—	8,200	8,200
Operating fees	—	—	7,100	7,100
Management fees	—	—	50,000	50,000
Total Revenue	$505,200	$890,600	$65,300	$1,461,100

	Three months ended June 30, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$219,500	$—	$—	$219,500
Mobile rail car cleaning services	577,300	—	—	577,300
Product sales	—	716,200	—	716,200
Media sales	—	827,500	—	827,500
Licensing fees	—	—	33,700	33,700
Operating fees	—	—	4,300	4,300
Management fees	—	—	50,000	50,000
Total Revenue	$796,800	$1,543,700	$88,000	$2,428,500

	Six months ended June 30, 2019
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$727,400	$—	$—	$727,400
Product sales	—	1,646,400	—	1,646,400
Media sales	—	332,300	—	332,300
Licensing fees	—	—	33,500	33,500
Operating fees	—	—	13,900	13,900
Management fees	—	—	100,000	100,000
Total Revenue	$727,400	$1,979,700	$147,400	$2,853,500

	Six months ended June 30, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Industrial cleaning services	$1,390,000	$—	$—	$1,390,000
Product sales	—	2,888,100	—	2,888,100
Media sales	—	663,400	—	663,400
Licensing fees	—	—	94,300	94,300
Management fees	—	—	49,600	49,600
Total Revenue	$1,390,000	$3,551,500	$143,900	$5,085,400

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
	Accounts Receivable, net	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)
Balance as of June 30, 2019	$513,500	$92,300	$32,900	$46,700

Balance as of December 31, 2018	1,063,500	470,200	191,500	63,200

Increase (decrease)	$(550,000)	$(377,900)	$(158,600)	$(16.500)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1,098,800, of which the Company expects to recognize revenue of approximately 99% over the next 24 months, including 96% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2019	December 31, 2018
Field and shop equipment	$2,261,900	$2,272,100
Vehicles	690,000	690,000
Waste destruction equipment, placed in service	557,100	557,100
Furniture and office equipment	350,900	312,400
Leasehold improvements	46,200	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,090,200	4,025,700
Less: accumulated depreciation and amortization	(3,367,800)	(3,193,800)
Property and equipment, net	$722,400	$831,900

Depreciation expense for the three months ended June 30, 2019 and 2018 was $73,300 and $96,200, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $174,000 and $299,300, respectively. For the three months ended June 30, 2019 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $53,200 and $20,100 respectively. For the three months ended June 30, 2018 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $78,000 and $18,200 respectively. For the six months ended June 30, 2019 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $136,600 and $37,400 respectively. For the six months ended June 30, 2018 depreciation expense included in cost of goods sold and selling, general and administrative expenses was $192,500 and $36,800 respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $326,300 and $298,100 as of June 30, 2019 and 2018, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30, 2019	December 31, 2018
Vehicles, field and shop equipment	$407,100	$407,100
Less: accumulated amortization	(326,300)	(298,100)
	$80,800	$109,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,021,900	(803,300)	218,600
Trade name	54,900	(54,900)	—
	$1,397,100	$(900,700)	$496,400

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	$—	$277,800
Customer list	42,500	(42,500)	—
Technology	1,021,900	(782,900)	239,000
Trade name	54,900	(54,900)	—
	$1,397,100	$(880,300)	$516,800

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $8,800 and $24,800 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $20,400 and $52,400 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 4 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Prepaid expenses and other current assets" and “Other assets” on the Company's June 30, 2019 Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Accrued liabilities" and “Other non-current liabilities” on the Company's June 30, 2019 Condensed Consolidated Balance Sheets.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $531,200 and $548,100, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended June 30, 2019, the Company recognized approximately $68,300 in operating lease costs for right-of-use assets. In the six months ended June 30, 2019, the Company recognized approximately $133,900 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Six Months Ended
June 30, 2019
Cash paid for operating lease liabilities	$156,200
Right-of-use assets obtained in exchange for new operating lease obligations (1)	117,800
Weighted-average remaining lease term	10.8 months
Weighted-average discount rate	10%

(1)    Includes $225,300 for operating leases existing on January 1, 2019.

Maturities of lease liabilities as of June 30, 2019 were as follows:

Due in 12 month period ended June 30,

	2020	$196,500
	2021	91,000
	2022	84,500
	2023	87,000
	2024	89,600
	Thereafter	203,500
		752,100
Less imputed interest		(204,000)
	Total lease liabilities	548,100
Current operating lease liabilities		161,600
Non-current operating lease liabilities		386,500
	Total lease liabilities	$548,100

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
Accrued compensation and related taxes	$561,400	$565,800
Accrued interest	437,200	362,000
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	42,200	55,000
Lease liabilities	161,600	—
Other	131,200	293,300
Total Accrued Liabilities	$1,483,600	$1,426,100

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30,	December 31,
	2019	2018
Revenue Recognized	$1,286,600	$499,600
Less: Billings to date	(1,194,300)	(185,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	92,300	314,300

Billings to date	1,681,300	1,642,600
Revenue recognized	(1,450,100)	(1,172,400)

Revenue contract liabilities	$231,200	$470,200

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through June 30, 2019, we have provided approximately $6.6 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at June 30, 2019 and December 31, 2018 and are recognized as revenue ratably over the term of the contract.

NOTE 10 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of June 30, 2019, and December 31, 2018, the outstanding balance due to the IRS was $1,039,000, and $1,022,500, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of June 30, 2019 and December 31, 2018, was comprised of the following:

	June 30, 2019	December 31, 2018

SHORT TERM NOTES

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $24,000. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the year ended December 31, 2018, the Company recorded 2,300,000 shares of its common stock as issuable under the terms of this agreement, valued at $667,800 and recorded as interest expense. For the quarter ended March 31, 2019, the Company recorded an additional 200,000 shares of its common stock under the terms of this agreement, valued at $19,000 and recorded as interest expense. This note was converted to minority investment in new subsidiary in February 2019.	$—	$300,000

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached for the years ended December 31, 2018 and 2017, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, and the Company recorded 310,000 shares and 40,000 shares of its common stock, respectively, as issuable under the terms of this agreement. The shares were valued at $137,500 and $30,000 for the years ended December 31, 2018 and 2017, respectively, and were recorded as interest expense in the applicable period. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of December 31, 2018, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. During the year ended December 31, 2018, the Company recorded 350,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $153,900 recorded as interest expense. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. Unpaid interest at December 31, 2018 is approximately $37,500. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date.	$298,100	$298,100

Secured short term note payable dated January 26, 2018 with principal and interest due 60 days from issuance. The note required a one-time fee in the amount of $12,500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,250 accrued on the first day of the week. The total one-time fee of $17,500 remains unpaid and accrues interest until paid. A fee of 100,000 shares of restricted common stock accrued as a penalty for each month or prorated for any two-week portion of any month the note was outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock accrued to the lender for each month or prorated for each two-week portion of any month the note was outstanding past the original maturity date beginning in month 7 until paid in full. The note was secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. This note was paid in full during September 2018 and 700,000 of penalty shares were issued, valued at $200,000 recorded as interest. Unpaid interest at June 30, 2019 is approximately $19,000.	—	—

Note payable dated February 27, 2018 due on or before May 31, 2018 requiring a one-time fee in the amount of $25,000 to be paid as interest along with the principal on the due date. Because the note and interest were not paid on or before June 1, 2018, a fee of $5,000 accrued on the first day of each month commencing June 1, 2018. The note was secured by all of the proceeds from the sale of SEM’s BioActive Media paid to or received by SEM or MV. This note principal was paid in full in September 2018. Unpaid interest at June 30, 2019 is approximately $44,400.	—	—

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $30,000. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the quarter ended June 30, 2019, the Company recorded 100,000 shares of its common stock as issuable under the terms of this agreement value at $9,200 and recorded as interest expense.	500,000	—

Note payable insurance premium financing, interest at 2.12% per annum, payable in 10 installments of $33,000, due November 1, 2019.	165,100	—
Total short-term notes	$1,188,200	$823,100

CONVERTIBLE NOTES

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders.	$1,605,000	$1,605,000

Debt discount	—	(1,400)
Total convertible notes	1,605,000	1,603,600
Less: current portion	(1,605,000)	(1,603,600)
Long term convertible notes, including debt discount	$—	$—

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. Unpaid interest at June 30, 2019 was approximately $97,400.	$500,000	$500,000

Debt discount	(31,000)	(37,900)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	68,900	92,000

Capital lease obligations, secured by certain assets, maturing through Nov 2020	41,800	57,900
Total long-term notes and capital lease obligations	579,700	612,000
Less: current portion	(250,800)	(71,200)
Long term notes and capital lease obligations, long-term, including debt discount	$328,900	$540,800

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties are as follows:

	June 30,
	2019	2018
Accrued interest	$11,800	$11,800
	$11,800	$11,800

We believe the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements we have executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing and unit sales revenues of approximately $8,200 and $33,500 for the three and six months ended June 30, 2019 and $134,800 for the years ended December 31, 2018, as such, royalties of $122,000 and $120,300 were due at June 30, 2019 and December 31, 2018, respectively.

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate. In November 2017 a full permit was issued, and the unit is now fully operating. Operations to date have included the destruction of medical waste. For the six months ended June 30, 2019 and the year ended December 31, 2018, PWS has recorded $13,900 and $34,400 in income which represents their 50% interest in the net income of the joint venture, respectively. PWS did not incur any costs incurred on behalf of the joint venture for the six months ended June 30, 2019 nor the year ended December 31, 2018.

NOTE 13 – EQUITY TRANSACTIONS

2019

During the six months ended June 30, 2019, the Company issued 300,000 shares of $0.001 par value common stock to short-term note holders as required under their respective agreements. (See Note 11)

2018

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

NOTE 14 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two customers for the six months ended June 30, 2019 and two customers for the six months ended June 30, 2018, that surpassed the 10% threshold of total revenue. In total, these customers represented approximately 32% and 43% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2019	2018
Warrants	2,128,900	7,658,400
Options	125,000	1,572,500
Convertible notes payable, including accrued interest	2,566,300	2,417,300
	4,820,200	11,648,200

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

Reach has had no operations and PelleChar had minimal operations through June 30, 2019.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. We have not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and six months ended June 30, 2019 and 2018 is as follows:

Three Months ended

2019	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$505,200	$890,600	$65,300	$—	$1,461,100
Depreciation and amortization (1)	37,800	10,500	10,800	22,900	82,000
Interest expense	9,500	1,800	—	101,100	112,400
Stock-based compensation	—	—	—	400	400
Net income (loss)	(478,200)	139,100	(84,900)	(527,800)	(951,800)
Capital expenditures (cash and noncash)	6,900	—	—	42,700	49,600
Total assets	$665,000	$1,143,400	$344,200	$864,900	$3,017,500

2018	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$796,800	$1,543,700	$88,000	$—	$2,428,500
Depreciation and amortization (1)	58,000	32,700	9,800	20,500	121,000
Interest expense	11,900	2,400	—	599,500	613,800
Stock-based compensation	—	—	—	35,500	35,500
Net income (loss)	(232,300)	336,800	(9,000)	(1,126,600)	(1,031,100)
Capital expenditures (cash and noncash)	—	—	—	—	—
Total assets	$1,086,800	$1,410,900	$520,800	$1,161,000	$4,179,500

Six Months ended

2019	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$725,400	$1,980,700	$147,400	$—	$2,853,500
Depreciation and amortization (1)	88,700	23,900	38,600	43,200	194,400
Interest expense	20,200	3,700	1,600	236,700	262,200
Stock-based compensation	—	—	—	900	900
Net income (loss)	(791,400)	359,100	(146,400)	(923,700)	(1,502,400)
Capital expenditures (cash and noncash)	6,900	—	—	57,600	64,500
Total assets	$665,000	$1,143,400	$344,200	$864,900	$3,017,500

2018	Industrial	Environmental	Solid
	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$1,720,000	$2,419,300	$185,300	$—	$4,324,600
Depreciation and amortization (1)	134,200	77,100	29,100	41,300	281,700
Interest expense	27,100	5,000	—	947,500	979,600
Stock-based compensation	—	—	—	71,000	71,000
Net income (loss)	(309,800)	457,500	(45,200)	(1,880,900)	(1,778,400)
Capital expenditures (cash and noncash)	—	—	—	—	—
Total assets	$1,086,800	$1,410,900	$520,800	$1,161,000	$4,179,500

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 18 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at June 30, 2019 and December 31, 2018 was $133,333 and $133,333, respectively.

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

NOTE 19 – SUBSEQUENT EVENTS

On July 2, 2019, the Company borrowed $100,000 under a short-term note, secured by all assets of Pellechar, LLC, a subsidiary of the Company. The note bears annual simple interest, at a rate of 12%. The Lender received a one-time stock option grant to purchase 500,000 shares of common stock, at $0.70 a share. The options have a contract term of three years.

On July 18, 2019, the Company borrowed $150,000 under a short-term note from a current lender. The Company paid a one-time fee of $5,000 and will accrue a fee of $500 for each week after August 1, 2019 the note is outstanding. If the note is not repaid on or before the seventh month the note is outstanding, 30,000 shares of restricted common stock of the Company shall be issued to the lender.

In August 2019, the Company collected a note receivable of $300,000, which was fully allowed for previously. The collection resulted in the recording of a gain for the entire amount, as the carrying value was $0.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach had no operations as of June 30, 2019.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer.  Working closely with Biochar Now, LLC, PelleChar intends to commence sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets.  At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar had minimal operations as of June 30, 2019.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $26 million as of June 30, 2019, and $24.4 million as of December 31, 2018. For the three months ended June 30, 2019 and 2018 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1 million and $1.1 million, respectively. For the six months ended June 30, 2019 and 2018 we had net losses from continuing operations before adjustments for losses attributable to non-controlling interest of approximately $1.6 million and $1.8 million, respectively. As of June 30, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $6.2 million and $5.3 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to June 30, 2019 is due to a net increase in short term debt of approximately $.4 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

Realization of a major portion of our assets as of June 30, 2019, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Total revenues were approximately $1.5 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in revenue comparing Q2 2019 to Q2 2018 is driven by a decrease of approximately $.3 million or 37% in industrial cleaning revenue coupled by a decrease in revenue of $.7 million or 42% in environmental solutions revenue. The decrease in the industrial cleaning revenue is due largely to a lack of mobile rail car cleaning services further reduced by a decrease in overall utilization of assets. The decrease in environmental solutions revenue is due to a decrease in media sales revenue. Solid waste revenue also decreased when comparing Q2 2019 to Q2 2018 by $.2 million or 26% due to a decrease in joint venture operating revenue.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $2.3 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018. The decrease in operating costs between the quarters was primarily the result of a 1) a 42% decrease in environmental solutions revenue resulting in a 41% decrease in environmental solutions costs totaling approximately ($387,400), 2) a 37% decrease in industrial cleaning revenue resulting in a 6% decrease in industrial cleaning costs totaling approximately ($48,900), 3) an approximately ($83,400) decrease in general and administrative expenses primarily driven by a decrease in professional services of approximately $69,000 and 4) an approximately ($63,300) decrease in salaries and related expenses. Product costs as a percentage of product revenues were 64% for the quarter ended June 30, 2019 and 62% for the quarter ended June 30, 2018. The decrease in margin performance for the product sales is due to a decreased long-term project margin. Services costs as a percentage of services revenues were 149% for the quarter ended June 30, 2019 and 101% for the quarter ended June 30, 2018. The decrease in margin performance for the services sector is due to a decreased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. We also were not able to recapture all project startup costs during the quarter. Solid waste costs as a percentage of revenues were 15% for the quarter ended June 30, 2019 and 10% for the quarter ended June 30, 2018. The decrease in margin performance for the solid waste segment is related to a decrease in operating fee revenue.

Total non-operating other income (expense), net was ($118,400) for the three months ended June 30, 2019 compared to ($583,300) for the three months ended June 30, 2018. For the three months ended June 30, 2019 non-operating expenses were comprised of interest expense of ($112,400) and other expense of ($6,000). For the three months ended June 30, 2018 non-operating expenses were comprised of interest expense of ($613,800) offset by interest income of $11,800 and other income of $16,700. The decrease in interest expense in Q2 2019 compared to Q2 2018 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the quarter ended June 30, 2019 due to prior year losses and for the quarter ended June 30, 2019, year-to-date losses.

The Company had a net loss, before non-controlling interest, for the three months ended June 30, 2019 of ($990,900) compared to a net loss, before non-controlling interest, of ($1,072,100) for the three months ended June 30, 2018. Net loss attributable to SEER after deducting $39,100 for the non-controlling interest income was ($951,800) for the three months ended June 30, 2019 compared to a net loss attributable to SEER of ($1,026,900), after deducting $4,200 in non-controlling interest loss for the three months ended June 30, 2018. The decrease in net loss for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was largely related to the fact that interest expense decreased approximately $501,400 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Total revenues were approximately $2.9 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in revenue comparing the six months ending June 30, 2019 to the six months ending June 30, 2018 is driven by a decrease of approximately $1 million or 58% in industrial cleaning revenue and by a decrease of $.4 million or 18% in environmental solutions revenue. The decrease in the industrial cleaning revenue is due largely to a lack of mobile rail car cleaning services further reduced by a decrease in overall utilization of assets. The decrease in environmental solutions revenue is due to a decrease in media sales. Solid waste revenue decreased by $0.04 million or 20% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $4.3 million for the six months ended June 30, 2019 compared to $5.2 million for the six months ended June 30, 2018. The decrease in operating costs between the six months ending June 30, 2019 compared to the six months ending June 30, 2018 was primarily the result of a 1) a 18% decrease in environmental solutions revenue resulting in a 17% decrease in environmental solutions costs totaling approximately ($255,900), 2) a 58% decrease in industrial cleaning revenue resulting in a 27% decrease in industrial cleaning costs totaling approximately ($437,700), 3) an approximately ($60,800) decrease in general and administrative expenses primarily driven by a decrease in depreciation of approximately ($31,000) coupled with a decrease in utilities and facilities expenses of approximately ($23,000) and 4) an approximately ($144,700) decrease in salaries and related expenses. Product costs as a percentage of product revenues were 61% for the six months ended June 30, 2019 and 61% for the six months ended June 30, 2018. Services costs as a percentage of services revenues were 159% for the six months ended June 30, 2019 and 93% for the six months ended June 30, 2018. The decrease in margin performance for the services sector is due to a decreased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. We also were not able to recapture all project startup costs during the six months ended. Solid waste costs as a percentage of revenues were 25% for the six months ended June 30, 2019 and 14% for the six months ended June 30, 2018. The decrease in margin performance for the solid waste segment is related to a decrease in joint venture operating revenue.

Total non-operating other income (expense), net was ($86,000) for the six months ended June 30, 2019 compared to ($918,600) for the six months ended June 30, 2018. For the six months ended June 30, 2019 non-operating expenses were comprised of interest expense of ($262,200) offset by interest income of $9,800 and other income of $166,400 primarily related to a reduction of aged accounts payable balances which have passed their statute of limitations for collections. For the six months ended June 30, 2018 non-operating expenses were comprised of interest expense of ($979,600) offset by interest income of $21,700 and other income of $39,300. The decrease in interest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the six months ended June 30, 2019 due to prior year losses and for the six months ended June 30, 2019, year-to-date losses.

The Company had a net loss, before non-controlling interest, for the six months ended June 30, 2019 of ($1,569,800) compared to a net loss, before non-controlling interest, of ($1,819,400) for the six months ended June 30, 2018. Net loss attributable to SEER after deducting $67,400 for the non-controlling interest income was ($1,502,400) for the six months ended June 30, 2019 compared to a net loss attributable to SEER of ($1,757,600), after deducting $20,800 in non-controlling interest loss for the six months ended June 30, 2018. The decrease in net loss for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was largely related to the fact that interest expense decreased approximately $717,400 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the six months ended June 30, 2019 of ($1,017,500) compared to net cash used by operating activities for the six months ended June 30, 2018 of ($296,800), a reduction of cash of approximately ($720,700). Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense and non-cash interest expense. Non-cash adjustment totaled $223,000 and $1,177,300 for the six months ended June 30, 2019 and 2018, respectively, so non-cash adjustments had a larger impact on net cash used by operating activities for the six months ended June 30, 2018 when compared to the six months ended June 30, 2019 by approximately $954,300. For the six months ended June 30, 2018, the net positive change in operating assets and liabilities was $345,300 compared to the six months ended June 30, 2019 of $329,300. The minimal change in operating assets and liabilities had a lesser impact on net cash used by operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Investing activities

Net cash provided by investing activities was $714,300 for the six months ended June 30, 2019 compared to $223,9000 for the six months ended June 30, 2018. The purchase of property and equipment was ($64,000) for the six months ended June 30, 2019 compared to no use of cash for the purchase of property and equipment for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company received $226,000 in proceeds from outside minority investment in PelleChar. The proceeds from notes receivable totaled $552,800 and $224,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in notes receivable proceeds relates to the Company’s negotiation of an early earnout payment received in full.

Financing Activities

Net cash provided by financing activities was $294,500 for the six months ended June 30, 2019 compared to $196,400 for the six months ended June 30, 2018. The primary difference is that in the six months ended June 30, 2019, we had net proceeds related to debt of approximately $294,500 compared to net proceeds related to debt of approximately $76,400 in the six months ended June 30, 2018 and proceeds from the sale of common stock of $120,000 for the six months ended June 30, 2018, but no proceeds from the sale of common stock for the six months ended June 30, 2019.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $227,500 and $227,500 has been reserved as of June 30, 2019 and December 31, 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2019, and December 31, 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2019. As of December 31, 2018, the Company determined an impairment to one CoronaLux™ units of $70,700 incurred due to lack of use of the licensed unit.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2019, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issued 300,000 shares of $.001 par value common stock to short-term note holders as required under their respective agreements. (See Note 11)

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act.

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

Dated:	August 14, 2019	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

		By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

		By	/s/ Heidi Anderson
Heidi Anderson
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer