Form 10-Q
period 2019-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2019-11-14
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]	Emerging growth company [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2019, the Registrant had 62,253,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,900	$115,700
Accounts receivable, net of allowance for doubtful accounts of $227,500 and $227,500, respectively	466,500	1,063,500
Notes receivable, net	-	310,700
Costs and estimated earnings in excess of billings on uncompleted contracts	374,300	314,300
Prepaid expenses and other current assets	540,800	365,200
Total Current Assets	1,446,500	2,169,400

Property and Equipment, net	651,700	831,900
Intangible Assets, net	488,300	516,800
Notes receivable, net of current portion	-	232,200
Other Assets	451,400	29,800

TOTAL ASSETS	$3,037,900	$3,780,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,423,700	$1,772,400
Accrued liabilities	1,606,700	1,446,500
Billings in excess of costs and estimated earnings on uncompleted contracts	219,400	470,200
Deferred revenue	33,000	191,500
Payroll taxes payable	1,047,400	1,022,500
Customer deposits	10,900	1,600
Short term notes	1,637,000	823,100
Short term notes - related party	140,000	-
Convertible notes	1,605,000	1,603,600
Current portion of long-term debt and capital lease obligations	195,100	179,200
Accrued interest - related party	18,300	11,800
Total Current Liabilities	7,936,500	7,522,400

Deferred revenue, non-current	38,400	63,200
Other non-current liabilities	394,200	-
Long term debt and capital lease obligations, net of current portion	371,000	432,800
Total Liabilities	8,740,100	8,018,400

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 62,253,575 and 61,703,575 shares issued, issuable** and outstanding September 30, 2019 and December 31, 2018, respectively	62,300	61,700
Common stock issuable	25,000	25,000
Additional paid-in capital	22,623,100	22,531,000
Stock Subscription receivable	(25,000)	(25,000)
Adoption of ASU 2016-02, Leases (Topic 842)	(20,800)	-
Accumulated deficit	(26,387,900)	(24,405,500)
Total stockholders’ deficit	(3,723,300)	(1,812,800)
Non-controlling interest	(1,978,900)	(2,425,500)
Total deficit	(5,702,200)	(4,238,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,037,900	$3,780,100

See accompanying notes.

*These numbers were derived from the audited financial statements for the year ended December 31, 2018. See accompanying notes.

**Includes 350,000 and 3,200,000 shares issuable at September 30, 2019 and December 31, 2018, respectively, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
Products	$953,300	$797,400	$2,934,000	$3,216,600
Services	327,000	795,500	1,052,400	2,515,500
Solid waste	58,200	93,600	205,600	279,000
Total revenue	1,338,500	1,686,500	4,192,000	6,011,100

Operating expenses:
Products costs	499,400	652,200	1,711,300	2,120,000
Services costs	615,000	827,800	1,770,400	2,420,900
Solid waste costs	9,700	4,000	46,400	29,700
General and administrative expenses	465,700	433,300	1,548,300	1,576,700
Salaries and related expenses	416,400	540,600	1,267,100	1,536,000
Total operating expenses	2,006,200	2,457,900	6,343,500	7,683,300

Loss from operations	(667,700)	(771,400)	(2,151,500)	(1,672,200)

Other income (expense):
Interest income	-	-	9,800	21,700
Interest expense	(185,600)	(453,000)	(447,800)	(1,432,600)
Gain on debt extinguishment	-	128,000	-	128,000
Other	337,300	(400)	503,700	38,900
Total non-operating expense, net	151,700	(325,400)	65,700	(1,244,000)

Loss from continuing operations	(516,000)	(1,096,800)	(2,085,800)	(2,916,200)

Gain on sale of rail operations	-	-	-	41,000
Discontinued operations, net of tax	-	-	-	41,000

Less: Net loss attributable to non-controlling interest	(36,000)	(24,400)	(103,400)	(45,200)
	$(480,000)	$(1,072,400)	$(1,982,400)	$(2,830,000)
Net loss attributable to SEER common stockholders

Net loss from continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Discontinued operations	-	-	-	-
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding – basic and diluted	62,152,488	60,285,314	61,987,641	58,474,271

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2017	-	$-	56,528,600	$56,500	$20,790,700	$25,000	$(25,000)	$(21,471,900)	$(2,715,200)	$(3,339,900)

Issuance of common stock upon debt penalty	-	-	570,000	600	263,300	-	-	-	-	263,900

Stock-based compensation	-	-	-	-	35,500	-	-	-	-	35,500

Sale of common stock	-	-	250,000	200	119,800	-	-	-	-	120,000

Net loss	-	-	-	-	-	-	-	(730,700)	(16,600)	(747,300)

Balances at March 31, 2018	-	-	57,348,600	57,300	21,209,300	25,000	(25,000)	(22,202,600)	(2,731,800)	(3,667,800)

Issuance of common stock upon debt penalty	-	-	1,440,000	1,400	517,000	-	-	-	-	518,400

Stock-based compensation	-	-	-	-	35,500	-	-	-	-	35,500

Issuance of common stock for services	-	-	75,000	100	57,900	-	-	-	-	58,000

Net loss	-	-	-	-	-	-	-	(1,026,900)	(4,200)	(1,031,100)

Balances at June 30, 2018	-	-	58,863,600	58,800	21,819,700	25,000	(25,000)	(23,229,500)	(2,736,000)	(4,087,000)

Issuance of common stock upon debt penalty	-	-	900,000	900	217,700	-	-	-	-	218,600
Issuance of common stock upon debt interest	-	-	140,000	100	39,500	-	-	-	-	39,600
Stock-based compensation	-	-	-	-	29,800	-	-	-	-	29,800
Sale of common stock	-	-	1,000,000	1,000	299,000	-	-	-	-	300,000
Issuance of common stock for services	-	-	200,000	200	43,800	-	-	-	-	44,000
Investment in subsidiary	-	-	-	-	-	-	-	-	300,000	300,000
Net loss	-	-	-	-	-	-	-	(1,072,400)	(24,400)	(1,096,800)

Balances at September 30, 2018	-	$-	61,103,600	$61,000	$22,449,500	$25,000	$(25,000)	$(24,301,900)	$(2,460,400)	$(4,251,800)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2018	-	$-	61,703,600	$61,700	$22,531,000	$25,000	$(25,000)	$(24,405,500)	$(2,425,500)	$(4,238,300)

Issuance of common stock upon debt penalty	-	-	200,000	200	18,800	-	-	-	-	19,000

Stock-based compensation	-	-	-	-	600	-	-	-	-	600

Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	-	-	(20,800)	-	(20,800)

Investment in subsidiary	-	-	-	-	-	-	-	-	550,000	550,000

Net loss	-	-	-	-	-	-	-	(550,600)	(28,300)	(578,900)

Balances at March 31, 2019	-	-	61,903,600	61,900	22,550,400	25,000	(25,000)	(24,976,900)	(1,903,800)	(4,268,400)

Issuance of common stock upon debt penalty	-	-	100,000	100	9,100	-	-	-	-	9,200

Stock-based compensation	-	-	-	-	400	-	-	-	-	400

Net loss	-	-	-	-	-	-	-	(951,800)	(39,100)	(990,900)

Balances at June 30, 2019	-	-	62,003,600	62,000	22,559,900	25,000	(25,000)	(25,928,700)	(1,942,900)	(5,249,700)

Issuance of common stock upon debt penalty	-	-	250,000	300	21,700	-	-	-	-	22,000

Stock-based compensation	-	-	-	-	41,500	-	-	-	-	41,500

Net loss	-	-	-	-	-	-	-	(480,000)	(36,000)	(516,000)

Balances at September 30, 2019	-	$-	62,253,600	$62,300	$22,623,100	$25,000	$(25,000)	$(26,408,700)	$(1,978,900)	$(5,702,200)

See accompanying notes.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,085,800)	$(2,875,200)
Income from discontinued operations	-	41,000
Net loss from continuing operations	(2,085,800)	(2,916,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	275,700	395,300
Stock-based compensation expense	5,200	87,300
Note receivable discount	(9,900)	-
Stock issued for services	-	115,000
Non-cash expense for interest, common stock issued for debt penalty	-	1,168,900
Amortization of note discount	-	(29,600)
Non-cash expense for interest, warrants – accretion of debt discount	49,700	(35,500)
Non-cash expense for interest	51,300	-
Gain on disposition of assets	3,100	-
Gain on debt extinguishment	-	(128,000)
Changes in operating assets and liabilities:
Accounts receivable	597,000	(569,000)
Costs in Excess of billings on uncompleted contracts	(60,000)	-
Prepaid expenses and other assets	(41,700)	205,100
Accounts payable and accrued liabilities	(600)	320,000
Revenue contract liabilities	(250,800)	512,300
Deferred revenue	(183,300)	(216,100)
Payroll taxes payable	24,900	16,500
Net cash used by operating activities	(1,625,200)	(1,074,000)
Cash flows from investing activities:
Purchase of property and equipment	(70,100)	(15,600)
Proceeds (purchase) of intangibles	-	(100)
Proceeds from notes receivable	552,800	224,000
Net cash provided by investing activities	482,700	208,300
Cash flows from financing activities:
Payments of notes and capital lease obligations	(324,300)	(761,200)
Proceeds from short-term notes	1,190,000	850,000
Proceeds from outside minority investment in new subsidiary	226,000	300,000
Proceeds from the sale of common stock and warrants, net of expenses	-	420,000
Net cash provided by financing activities	1,091,700	808,800
Net cash flows from discontinued operations	-	41,000
Net decrease in cash	(50,800)	(15,900)
Cash at the beginning of period	115,700	54,100
Cash at the end of period	$64,900	$38,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$137,300	$48,800
Financing of prepaid insurance premiums	$330,200	$373,900

See accompanying notes.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly owned subsidiaries in continuing operations, and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provides industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas and odor control systems primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) SEER Environmental Materials, LLC,(“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

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

Reach (the trade name for BeneFuels, LLC) focuses specifically on developing renewable biomethane projects that convert raw biogas to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had no operations for the quarters ended September 30, 2019 and 2018.

PelleChar was formed in September 2018 and recently has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product, starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the quarter ended September 30, 2019 PelleChar had minimal activity related to formation, and the increasing sales effort.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $26.4 million as of September 30, 2019, and $24.4 million as of December 31, 2018. For the nine months ended September 30, 2019 and 2018 the Company had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $2.1 million and $2.9 million, respectively. As of September 30, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $6.5 million and $5.4 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to September 30, 2019 is due to a net increase in short term debt of approximately $1.0 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

Realization of a major portion of our assets as of December 31, 2018, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. The Company has increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the three months ended September 30, 2019 and 2018. R&D expenses were $0 and $600 for the nine months ended September 30, 2019 and 2018, respectively.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three and nine months ended September 30, 2019 and 2018 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2019 and December 31, 2018. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2018. The tax periods for the years ending December 31, 2015 through 2018 are open to examination by federal and state authorities.

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

Products Revenue

Product revenue generated from contracts with customers, for the manufacture of products for the removal and treatment of hazardous vapor and gasses. Total estimated revenue includes all of the following: (1) the basic contract price, (2) contract options, and (3) change orders. Once contract performance is underway, the Company may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are “change orders” and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the new revenue recognition guidance, the Company found no change in the manner product revenue is recognized. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

The Company includes in current assets and current liabilities amounts related to contracts realizable and payable. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits recognized to date over billings to date and are recognized as a current asset. Revenue contract liabilities represent the excess of billings to date over the amount of contract costs and profits recognized to date and are recognized as a current liability.

Products revenue also includes media sales which are recognized as the product is shipped to the customer for use.

Services Revenue

Services revenue is primarily comprised of services related to industrial cleaning and mobile railcar cleaning, which is recognized as services are rendered.

Solid Waste Revenue

The Company’s revenues from waste destruction licensing agreements are recognized as a single accounting unit over the term of the license. Revenue from joint venture operations of the Company’s CoronaLux™ units is recognized as the revenue is earned by the joint venture. Revenue from management services is recognized as services are performed.

Disaggregation of Revenue

	Three months ended September 30, 2019
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Industrial cleaning services	$327,000	$-	$-	$327,000
Product sales	-	679,200	-	679,200
Media sales	-	274,100	-	274,100
Licensing fees	-	-	8,200	8,200
Operating fees	-	-	-	-
Management fees	-	-	50,000	50,000
Total Revenue	$327,000	$953,300	$58,200	$1,338,500

	Three months ended September 30, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Industrial cleaning services	$717,100	$-	$-	$717,100
Mobile rail car cleaning services	78,400	-	-	78,400
Product sales	-	495,100	-	495,100
Media sales	-	302,300	-	302,300
Licensing fees	-	-	33,600	33,600
Operating fees	-	-	10,000	10,000
Management fees	-	-	50,000	50,000
Total Revenue	$795,500	$797,400	$93,600	$1,686,500

	Nine months ended September 30, 2019
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Industrial cleaning services	$1,052,400	$-	$-	$1,052,400
Product sales	-	2,327,600	-	2,327,600
Media sales	-	606,400	-	606,400
Licensing fees	-	-	41,700	41,700
Operating fees	-	-	13,900	13,900
Management fees	-	-	150,000	150,000
Total Revenue	$1,052,400	$2,934,000	$205,600	$4,192,000

	Nine months ended September 30, 2018
	Industrial Cleaning	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Industrial cleaning services	$1,466,300	$-	$-	$1,466,300
Mobile rail car cleaning services	1,049,200	-	-	1,049,200
Product sales	-	1,593,400	-	1,593,400
Media sales	-	1,623,200	-	1,623,200
Licensing fees	-	-	101,000	101,000
Operating fees	-	-	28,000	28,000
Management fees	-	-	150,000	150,000
Total Revenue	$2,515,500	$3,216,600	$279,000	$6,011,100

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

		Contract Liabilities
	Accounts	Revenue Contract	Deferred Revenue	Deferred Revenue
	Receivable, net	Liabilities	(current)	(non-current)

Balance as of September 30, 2019	$466,500	$219,400	$33,000	$38,400

Balance as of December 31, 2018	1,063,500	470,200	191,500	63,200

Decrease	$(597,000)	$(250,800)	$(158,500)	$(24,800)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1,041,700, of which the Company expects to recognize revenue of approximately 99% over the next 24 months, including 96% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2019	December 31, 2018
Field and shop equipment	$2,225,300	$2,272,100
Vehicles	689,700	690,000
Waste destruction equipment, placed in service	557,100	557,100
Furniture and office equipment	356,400	312,400
Leasehold improvements	46,200	10,000
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,058,800	4,025,700
Less: accumulated depreciation and amortization	(3,407,100)	(3,193,800)
Property and equipment, net	$651,700	$831,900

Depreciation expense for the three months ended September 30, 2019 and 2018 was $73,100 and $88,800, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $247,100 and $318,100, respectively. For the three months ended September 30, 2019 depreciation expense included in cost of goods sold was $51,200 and $70,700 respectively. For the three months ended September 30, 2018 depreciation expense included in selling, general and administrative expenses was $22,000 and $18,100 respectively. For the nine months ended September 30, 2019 depreciation expense included in cost of goods sold was $187,700 and $263,100 respectively. For the nine months ended September 30, 2018 depreciation expense included in selling, general and administrative expenses was $59,400 and $54,900 respectively.

Accumulated depreciation on leased CoronaLux™ units included in accumulated depreciation and amortization above is $304,700 and $298,100 as of September 30, 2019 and 2018, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30,	December 31,
	2019	2018
Vehicles, field and shop equipment	$370,900	$407,100
Less: accumulated amortization	(304,700)	(298,100)
	$66,200	$109,000

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(811,400)	210,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(908,800)	$488,300

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(782,900)	239,000
Trade name	54,900	(54,900)	-
	$1,397,100	$(880,300)	$516,800

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $8,100 and $24,800 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense was $28,600 and $77,700 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 4 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Prepaid expenses and other current assets” and “Other assets” on the Company’s September 30, 2019 Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Accrued liabilities” and “Other non-current liabilities” on the Company’s September 30, 2019 Condensed Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were approximately $478,700. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended September 30, 2019, the Company recognized approximately $51,900 in operating lease costs for right-of-use assets. In the nine months ended September 30, 2019, the Company recognized approximately $183,000 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Nine Months Ended
September 30, 2019
Cash paid for operating lease liabilities	$166,500
Right-of-use assets obtained in exchange for new operating lease obligations (1)	75,600
Weighted-average remaining lease term	8.5 months
Weighted-average discount rate	10%
(1) Includes $225,300 for operating leases existing on January 1, 2019.
Maturities of lease liabilities as of June 30, 2019 were as follows:

Due in the 12-month period ended September 30,
2020	$158,500
2021	86,200
2022	85,100
2023	87,600
2024	90,300
Thereafter	180,600
688,300
Less imputed interest	(178,600)
Total lease liabilities	509,700
Current operating lease liabilities	115,500
Non-current operating lease liabilities	394,200
Total lease liabilities	$509,700

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2019	2018
Accrued compensation and related taxes	$568,600	$565,800
Accrued interest	539,100	362,000
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	43,700	55,000
Lease liabilities	115,500	-
Other	189,800	313,700
Total Accrued Liabilities	$1,606,700	$1,446,500

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2019	2018
Revenue Recognized	$889,800	$499,600
Less: Billings to date	(515,500)	(185,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	374,300	314,300
Billings to date	2,381,500	1,642,600
Revenue recognized	(2,162,100)	(1,172,400)
Revenue contract liabilities	$219,400	$470,200

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through September 30, 2019, the Company has provided approximately $6.6 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at September 30, 2019 and December 31, 2018 and are recognized as revenue ratably over the term of the contract.

NOTE 10 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of September 30, 2019, and December 31, 2018, the outstanding balance due to the IRS was $1,047,400, and $1,022,500, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of September 30, 2019 and December 31, 2018, was comprised of the following:

	September 30,	December 31,
	2019	2018
SHORT TERM NOTES

Secured short term note payable dated September 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $24,000. A fee of 100,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the year ended December 31, 2018, the Company recorded 2,300,000 shares of its common stock as issuable under the terms of this agreement, valued at $667,800 and recorded as interest expense. For the quarter ended March 31, 2019, the Company recorded an additional 200,000 shares of its common stock under the terms of this agreement, valued at $19,000 and recorded as interest expense. This note was converted to minority investment in new subsidiary in February 2019.	$-	$300,000

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached for the years ended December 31, 2018 and 2017, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, and the Company recorded 310,000 shares and 40,000 shares of its common stock, respectively, as issuable under the terms of this agreement. The shares were valued at $137,500 and $30,000 for the years ended December 31, 2018 and 2017, respectively, and were recorded as interest expense in the applicable period. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued had not been reached as of December 31, 2017 but was reached as of December 31, 2018, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. During the year ended December 31, 2018, the Company recorded 350,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $153,900 recorded as interest expense. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at September 30, 2019 is approximately $84,600.	298,100	298,100

Secured short term note payable dated January 26, 2018 with principal and interest due 60 days from issuance. The note required a one-time fee in the amount of $12,500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $1,250 accrued on the first day of the week. The total one-time fee of $17,500 remains unpaid and accrues interest until paid. A fee of 100,000 shares of restricted common stock accrued as a penalty for each month or prorated for any two-week portion of any month the note was outstanding past the original maturity date for months 3 through 6, and a fee of 200,000 shares of restricted common stock accrued to the lender for each month or prorated for each two-week portion of any month the note was outstanding past the original maturity date beginning in month 7 until paid in full. The note was secured by the future sale of CoronaLux™ units and a personal guarantee of an officer of the Company. This note was paid in full during September 2018 and 700,000 of penalty shares were issued, valued at $200,000 recorded as interest. Unpaid interest at June 30, 2019 is approximately $19,000.	-	-

Note payable dated February 27, 2018 due on or before May 31, 2018 requiring a one-time fee in the amount of $25,000 to be paid as interest along with the principal on the due date. Because the note and interest were not paid on or before June 1, 2018, a fee of $5,000 accrued on the first day of each month commencing June 1, 2018. The note was secured by all of the proceeds from the sale of SEM’s BioActive Media paid to or received by SEM or MV. This note principal was paid in full in September 2018. Unpaid interest at June 30, 2019 is approximately $44,400.	-	-

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $30,000. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the period ended September 30, 2019, the Company recorded 350,000 shares of its common stock as issuable under the terms of this agreement value at $31,200 and recorded as interest expense. Unpaid interest at September 30, 2019 is approximately $30,000.	500,000	-

Note payable insurance premium financing, interest at 2.12% per annum, payable in 10 installments of $33,000, due November 1, 2019.	63,900	-

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. For the quarter ended September 30, 2019, the Company recorded interest expense of $3,000, and $37,300 of interest related to debt discount. Unpaid interest at September 30, 2019 is approximately $3,000.	100,000	-

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technolofy, LLC products. For the quarter ended September 30, 2019, the Company recorded interest expense of $9,000, which included the $5,000 up front fee. Unpaid interest at September 30, 2019 is approximately $9,000.	150,000	-

Secured short term note payable dated September 18, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the quarter ended September 30, 2019, the Company recorded interest expense of $600. Unpaid interest at September 30, 2019 is approximately $600.	300,000	-

Total short-term notes	1,637,000	823,100

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week. The note is from the CEO, and thus classified as a related party note. For the quarter ended September 30, 2019, the Company recorded interest expense of $700, which included the $500 upfront fee. Unpaid interest at September 30, 2019 is approximately $700.	15,000	-

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week. The note is from a family member of the CEO, and thus classified as a related party note. For the quarter ended September 30, 2019, the Company recorded interest expense of $5,800, which included the $4,150 up front fee. Unpaid interest at September 30, 2019 is approximately $5,800.	125,000	-

Total Short-term notes – related party	$140,000	$-

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. Unpaid interest at September 30, 2019 is approximately $226,900.	$1,605,000	$1,605,000

Debt discount	-	(1,400)
Total convertible notes	1,605,000	1,603,600
Less: current portion	(1,605,000)	(1,603,600)
Long term convertible notes, including debt discount	$-	$-

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. Unpaid interest at September 30, 2019 was approximately $126,500. The scheduled monthly payments have not commenced at September 30, 2019.	$500,000	$500,000

Debt discount	(26,900)	(37,900)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	56,400	92,000

Capital lease obligations, secured by certain assets, maturing through Nov 2020	36,600	57,900
Total long-term notes and capital lease obligations	566,100	612,000
Less: current portion	(195,100)	(71,200)
Long term notes and capital lease obligations, long-term, including debt discount	$371,000	$540,800

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties are as follows:

	September 30,
	2019	2018
Accrued interest	$18,300	$11,800
	$18,300	$11,800

The Company believes the stated interest rates on the related party notes payable represent reasonable market rates based on the note payable arrangements executed with third parties.

In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing and unit sales revenues of approximately $8,200 and $41,700 for the three and nine months ended September 30, 2019 and $134,800 for the years ended December 31, 2018, as such, royalties of $122,400 and $30,300 were due at September 30, 2019 and December 31, 2018, respectively.

In October 2014, PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. In 2015, MWS licensed and installed a CoronaLux™ unit at an MWS facility, and subsequently received a limited permit to operate. In November 2017 a full permit was issued, and the unit is now fully operating. Operations to date have included the destruction of medical waste. For the nine months ended September 30, 2019 and the year ended December 31, 2018, PWS has recorded $13,900 and $34,400 in income which represents their 50% interest in the net income of the joint venture, respectively. PWS did not incur any costs incurred on behalf of the joint venture for the nine months ended September 30, 2019 nor the year ended December 31, 2018.

NOTE 13 – EQUITY TRANSACTIONS

2019

During the nine months ended September 30, 2019, the Company issued 550,000 shares of $0.001 par value common stock to short-term note holders as required under their respective agreements. (See Note 11)

During the nine months ended September 30, 2019, the Company issued options to purchase 1,000,000 shares of $0.001 par value common stock to an officer of the Company, at $0.70 per share. The Company valued the options using the Black-Sholes model, using a volatility of 461%, a risk-free rate of 1.39%, and an expected term, using the simplified method, of 4.5 years. The fair value at grant date of $100,000 will be amortized over the vesting period and recorded as stock-based compensation.

During the nine months ended September 30, 2019, the Company issued options to purchase 500,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.70 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 258%, a risk-free rate of 1.71%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $37,300 will be amortized over the vesting period and recorded as interest expense.

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

NOTE 14 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers for the nine months ended September 30, 2019 and one customer for the nine months ended September 30, 2018, that surpassed the 10% threshold of total revenue. In total, these customers represented approximately 31% and 20% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Nine Months Ended September 30,
	2019	2018
Warrants	1,753,900	8,861,400
Options	1,625,000	2,155,000
Convertible notes payable, including accrued interest	3,167,000	2,339,100
	6,545,900	13,355,500

NOTE 16 – ENVIRONMENTAL MATTERS AND REGULATION

Significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund Act”, the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act (“TSCA”).

Pursuant to the EPA’s authorization of the RCRA equivalent programs, a number of states have regulatory programs governing the operations and permitting of hazardous waste facilities. Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Our facilities are also subject to local siting, zoning and land use restrictions. The Company believes it is in substantial compliance with all federal, state and local laws regulating our business.

NOTE 17 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified three segments as follows:

REGS	Industrial Cleaning
MV, SEM, PelleChar	Environmental Solutions
PWS	Solid Waste

Reach has had no operations through September 30, 2019.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and nine months ended September 30, 2019 and 2018 is as follows:

Three Months ended

	Industrial	Environmental	Solid
2019	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$327,000	$953,300	$58,200	$-	$1,338,500
Depreciation and amortization (1)	35,700	9,900	10,800	24,900	81,300
Interest expense	10,600	1,200	-	173,800	185,600
Stock-based compensation	-	-	-	4,300	4,300
Net income (loss)	(480,300)	225,400	(78,500)	(146,600)	(480,000)
Capital expenditures (cash and noncash)	-	3,000	-	-	3,000
Total assets	$528,000	$1,351,100	$333,500	$825,300	$3,037,900

	Industrial	Environmental	Solid
2018	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$795,500	$797,400	$93,600	$-	$1,686,500
Depreciation and amortization (1)	55,500	32,400	5,200	20,500	113,600
Interest expense	11,500	2,400	-	439,100	453,000
Stock-based compensation	-	-	-	29,700	29,700
Net income (loss)	(259,000)	(163,100)	(53,000)	(621,700)	(1,096,800)
Capital expenditures (cash and noncash)	-	-	-	-	-
Total assets	$1,114,400	$1,373,000	$574,300	$833,700	$3,895,400

Nine Months ended

	Industrial	Environmental	Solid
2019	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$1,052,400	$2,934,000	$205,600	$-	$4,192,000
Depreciation and amortization (1)	124,400	33,800	49,400	68,100	275,700
Interest expense	30,800	4,900	1,600	410,500	447,800
Stock-based compensation	-	-	-	5,200	5,200
Net income (loss)	(1,271,700)	584,500	(224,900)	(1,070,300)	(1,982,400)
Capital expenditures (cash and noncash)	6,900	3,000	-	57,600	67,500
Total assets	$528,000	$1,351,100	$333,500	$825,300	$3,037,900

	Industrial	Environmental	Solid
2018	Cleaning	Solutions	Waste	Corporate	Total
Revenue	$2,515,500	$3,216,600	$279,000	$-	$6,011,100
Depreciation and amortization (1)	189,700	109,500	34,300	61,800	395,300
Interest expense	38,600	7,400	-	1,386,600	1,432,600
Stock-based compensation	-	-	-	100,700	100,700
Net income (loss)	(568,800)	294,400	(98,200)	(2,543,600)	(2,916,200)
Capital expenditures (cash and noncash)	-	-	-	-	-
Total assets	$1,114,400	$1,373,000	$574,300	$833,700	$3,895,400

(1) Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 18 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at September 30, 2019 and December 31, 2018 was $150,000 and $150,000, respectively.

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

NOTE 19 – SUBSEQUENT EVENTS

On October 17, 2019, the Company borrowed $300,000 under a short-term note, secured by future sales of SEM media, and by the CEO of the Company. The note bears annual simple interest, at a rate of 15%, and matures on April 16, 2020. The Lender receives a one time grant of 200,000 shares of the Company’s common stock, on the maturity date, with payment of principal and interest.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach had no operations as of September 30, 2019.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, PelleChar intends to commence sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar had minimal operations as of September 30, 2019.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $26.4 million as of September 30, 2019, and $24.4 million as of December 31, 2018. For the three months ended September 30, 2019 and 2018 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.5 million and $1.1 million, respectively. For the nine months ended September 30, 2019 and 2018 we had net losses from continuing operations before adjustments for losses attributable to non-controlling interest of approximately $2.1 million and $2.9 million, respectively. As of September 30, 2019, and December 31, 2018 our current liabilities exceed our current assets by approximately $6.5 million and $5.3 million, respectively. The primary reason for the increase in negative working capital from December 31, 2018 to September 30, 2019 is due to a net increase in short term debt of approximately $1.0 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2018.

Realization of a major portion of our assets as of September 30, 2019, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Total revenues were approximately $1.3 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in revenue comparing Q3 2019 to Q3 2018 is driven by a decrease of approximately $0.5 million or 59% in industrial cleaning revenue. The decrease in the industrial cleaning revenue is due largely to a lack of mobile rail car cleaning services further reduced by a decrease in overall utilization of assets. This was partially offset by an increase of environmental solutions revenue of $0.2 million, or 20%, over Q3 2018. The increase in environmental solutions revenue is due to increase demand in media sales for the quarter, and the increase in sales in our PelleChar subsidiary, which is just starting to show activity.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $2.0 million for the three months ended September 30, 2019 compared to $2.5 million for the three months ended September 30, 2018. The decrease in operating costs between the quarters was primarily the result of a 1) a 49% decrease in industrial cleaning revenue resulting in a 26% decrease in industrial cleaning costs totaling approximately ($0.2 million), 2) a 23% decrease in environmental solutions costs, although revenue was stronger, creating a stronger margin for the third quarter resulting in a decrease in costs totaling approximately ($0.2 million), 3) an approximately ($0.1 million) decrease in general and administrative expenses primarily driven by a decrease of approximately ($0.1 million) in salaries and related expenses. Product costs as a percentage of product revenues were 52% for the quarter ended September 30, 2019 and 82% for the quarter ended September 30, 2018. The increase in margin performance for the product sales is due to an increased long-term project margins, and the realization of revenue from our PelleChar subsidiary. Services costs as a percentage of services revenues were 188% for the quarter ended September 30, 2019 and 104% for the quarter ended September 30, 2018. The decrease in margin performance for the services sector is due to a decreased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. We also were not able to recapture all project startup costs during the quarter. Solid waste costs as a percentage of revenues were 17% for the quarter ended September 30, 2019 and 4% for the quarter ended September 30, 2018. The decrease in margin performance for the solid waste segment is related to a decrease in operating fee revenue.

Total non-operating other income (expense), net was $0.2 million for the three months ended September 30, 2019 compared to ($0.3 million) for the three months ended September 30, 2018. For the three months ended September 30, 2019 non-operating expenses were comprised of interest expense of ($0.1 million) and other income of $0.3 million. For the three months ended September 30, 2018 non-operating expenses were comprised of interest expense of ($0.4 million) offset by other income of $0.1 million. The decrease in interest expense in Q3 2019 compared to Q3 2018 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due. The $0.3 million in other income for the quarter ended September 20, 2019 consisted of a note receivable we collected, that was previously written down to a carrying value of $0.

There is no provision for income taxes for the quarter ended September 30, 2019 and 2018 due to prior year losses and for year-to-date losses.

The Company had a net loss, before non-controlling interest, for the three months ended September 30, 2019 of ($0.5 million) compared to a net loss, before non-controlling interest, of ($1.1 million) for the three months ended September 30, 2018. Net loss attributable to SEER after deducting $36,000 for the non-controlling interest income was ($480,000) for the three months ended September 30, 2019 compared to a net loss attributable to SEER of ($1,072,400), after deducting $24,400 in non-controlling interest loss for the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Total revenues were approximately $4.2 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in revenue comparing the nine months ending September 30, 2019 to the nine months ending September 30, 2018 is driven by a decrease of approximately $1.5 million or 58% in industrial cleaning revenue and by a decrease of $0.3 million or 9% in environmental solutions revenue. The decrease in the industrial cleaning revenue is due largely to a lack of mobile rail car cleaning services further reduced by a decrease in overall utilization of assets. The decrease in environmental solutions revenue is due to a decrease in media sales for the nine months ended. Solid waste revenue decreased by $0.01 million or 26% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to an overall reduction in revenue in our Paragon Waste subsidiary.

Operating costs, which include cost of products, cost of services, solid waste costs, general and administrative (G&A) expenses and salaries and related expenses, were $6.3 million for the nine months ended September 30, 2019 compared to $7.7 million for the nine months ended September 30, 2018. The decrease in operating costs between the nine months ending September 30, 2019 compared to the nine months ending September 30, 2018 was primarily the result of a 1) a 9% decrease in environmental solutions revenue resulting in a 19% decrease in environmental solutions costs totaling approximately ($0.4 million), 2) a 58% decrease in industrial cleaning revenue resulting in a 27% decrease in industrial cleaning costs totaling approximately ($0.7 million), 3) an approximately ($0.3 million) decrease in general and administrative expenses primarily driven by a decrease ($0.3 million) in salaries and related expenses. Product costs as a percentage of product revenues were 58% for the nine months ended September 30, 2019 and 66% for the nine months ended September 30, 2018. Services costs as a percentage of services revenues were 168% for the nine months ended September 30, 2019 and 96% for the nine months ended September 30, 2018. The decrease in margin performance for the services sector is due to a decreased utilization of manpower and the ability to utilize and bill our own equipment versus renting third-party equipment. We also were not able to recapture all project startup costs during the nine months ended. Solid waste costs as a percentage of revenues were 23% for the nine months ended September 30, 2019 and 11% for the nine months ended September 30, 2018. The decrease in margin performance for the solid waste segment is related to a decrease in joint venture operating revenue.

Total non-operating other income (expense), net was $65,700 for the nine months ended September 30, 2019 compared to ($1.2 million) for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 non-operating expenses were comprised of interest expense of ($0.5 million) offset by other income of $0.5 million primarily related to a reduction of aged accounts payable balances which have passed their statute of limitations for collections, and a collection of a note receivable we collected, that was previously written down to a carrying value of $0. For the nine months ended September 30, 2018 non-operating expenses of $1.2 million were comprised of interest expense of ($1.4 million) offset by interest income of $21,700 and other income of $0.2 million. The decrease in interest expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily the result of timing of short term debt and the Company having to issue common stock to note holders in accordance with penalty clauses included in the short term notes when the Company was unable to satisfy the notes when they came due.

There is no provision for income taxes for the nine months ended September 30, 2019 and 2018 due to prior year losses and year-to-date losses.

The Company had a net loss, before non-controlling interest, for the nine months ended September 30, 2019 of ($2.1 million) compared to a net loss, before non-controlling interest, of ($2.9 million) for the nine months ended September 30, 2018. Net loss attributable to SEER after deducting $0.1 million for the non-controlling interest income was ($2.0 million) for the nine months ended September 30, 2019 compared to a net loss attributable to SEER of ($2.8 million), after deducting $45,200 in non-controlling interest loss for the nine months ended September 30, 2018.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the nine months ended September 30, 2019 of $1.6 million compared to net cash used by operating activities for the nine months ended September 30, 2018 of $1.1, an increase of cash used of approximately $0.5 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense and non-cash interest expense. Non-cash adjustment totaled $0.4 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively, therefore non-cash adjustments had a larger impact on net cash used by operating activities for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2019 by approximately $1.2 million. For the nine months ended September 30, 2018, the net positive change in operating assets and liabilities was $0.1 million compared to the nine months ended September 30, 2019 of $0.3 million. The primary changes were the collections of accounts receivable and increase in revenue contract liabilities.

Investing activities

Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2019 compared to $0.2 million for the nine months ended September 30, 2018. The purchase of property and equipment was $0.1 million for the nine months ended September 30, 2019 compared to only $15,600 for the purchase of property and equipment for the nine months ended September 30, 2018. The proceeds from notes receivable totaled $0.5 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in notes receivable proceeds relates to the Company’s negotiation of an early earnout payment received in full.

Financing Activities

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2019 compared to $0.8 million for the nine months ended September 30, 2018. The primary difference is that in the nine months ended September 30, 2019, was the net proceeds related to debt of approximately $1.2 million compared to approximately $0.9 million in the nine months ended September 30, 2018 and proceeds from the sale of common stock of $0.4 million for the nine months ended September 30, 2018, and no proceeds from the sale of common stock for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company also received $226,000 in proceeds from outside minority investment in PelleChar.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $227,500 and $227,500 has been reserved as of September 30, 2019 and December 31, 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2019, and December 31, 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2019. As of December 31, 2018, the Company determined an impairment to one CoronaLux™ units of $70,700 incurred due to lack of use of the licensed unit.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2019, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. Risk Factors

Please review our report on Form 10K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2019 to September 30, 2019, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder

May 2019	Common Stock	50,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
June 2019	Common Stock	50,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
July 2019	Common Stock	50,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
August 2019	Common Stock	100,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2019	Common Stock	100,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.6	SEER 2013 Equity Incentive Plan (4)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
10.8*	Equity Purchase Agreement – Sterall LLC
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 14, 2019	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

		By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

		By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

