Form 10-K
period 2019-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2020-05-15
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54987

Strategic Environmental & Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	02-0565834
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification Number)

370 Interlocken Blvd, Suite 680, Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 720-460-3522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; 53,471,944 shares of common stock at a price of $.08 per share for an aggregate market value of $4,277,944.

As of May 14, 2020, there were 62,703,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2019

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

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) designs and manufactures environmental systems and provides general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted; therefore, the division does not have any performance obligations at December 31, 2019. Fifteen employees in the division were terminated at December 31, 2019. The Company is investigating the sale of REGS assets as of December 31, 2019.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of December 31, 2019.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. PelleChar commenced sales in early 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process.

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

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW has an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In addition to the equity position, PWS is the operating partner for the business and sell a number of additional systems to the joint venture over the next five years. In 2017, PSMW purchased and installed three CoronaLux™ units at an PSMW facility. Operations in the form of medical waste destruction began in the first quarter of 2018.

Segment Information

The Company currently has identified three segments as follows:

		% of Annual Revenues
		2019	2018
REGS	Industrial Cleaning *	28%	36%
MV, SEM, PelleChar	Environmental Solutions	68%	60%
PWS	Solid Waste	4%	4%

* Reported in discontinued operations.

Reach is not currently operating but should operations commence it will be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but should operations commence it will be part of the Environmental Solutions segment.

As of December 31, 2019, we had two customers with sales in excess of 10% of our revenues. As of December 31, 2018, we had three customers with sales in excess of 10% of our revenue. See Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $26.9 million as of December 31, 2019 and for the years ended December 31, 2019, and 2018, we incurred net losses, from continuing operations, of approximately $2.7 million and $3.1 million, respectively. As of December 31, 2019, and 2018 our current liabilities exceed our current assets by approximately $7.0 million and $5.4 million, respectively. Our total liabilities exceed total assets at December 31, 2019 by approximately $6.3 million and at December 31, 2018 our total liabilities exceeded our total assets by approximately $4.2 million. The primary reason for the reduction in total assets over total liabilities from 2018 to 2019 is due to the increase in debt during the year, the interest expense incurred during 2019, and the net loss incurred in 2019 as noted above.

Realization of a major portion of our assets as of December 31, 2019, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Industry

SEER, with its diverse services, technologies, and environmental solution offerings, participates in the worldwide markets of environmental compliance, renewable energy and gaseous and solid waste minimization/management. There are ever-increasing emissions and solid waste regulations, as well as statutory programs at the local, state, federal and international levels that create and mandate the need for renewable energies and waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste.

The industrial waste management industry in North America was shaped first by the Resource Conservation and Recovery Act of 1976 (“RCRA”), which requires waste generators to, among other things, transport, treat, store and dispose of hazardous waste in accordance with specific regulations. Subsequent to RCRA, growing national awareness of environmental issues, coupled with corporate and institutional awareness of environmental liabilities, have contributed to the growth of the industry and associated governing legislation on the state and federal levels.

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

These and countless other similar regulatory programs mandate the need for environmental services and technologies such as those offered by SEER and its companies.

There are substantial barriers to entry in the waste management industry, including the high degree of expertise and training required, regulatory compliance, insurance, and licensing costs and procedures, strict federal, state, provincial and local permitting and oversight processes, and significant capital costs of equipment and qualified personnel.

Business Strategy

SEER’s operations to date has been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired REGS, and MV as wholly owned subsidiaries. In 2015 SEM was created to provide recurring and high-margin revenue to the Company by offering an internal source of diverse media solutions that are required for the treatment of various waste and off gas streams, particularly digesters and landfills. This enables pricing flexibility by the technology solutions affiliates that, in turn, should result in increased sales of systems that leads to greater demand of media. The increased installation and demand for media change outs creates service opportunities for the Company’s service sector. We intend to continue pursuing an aggressive strategy of both acquisitions, strategic partnerships, and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets. Potential acquisitions may include businesses that secure supply chain and vendor logistics or are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

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

In 2013, PWS filed provisional and non-provisional patent applications in the name and for the benefit of SEER arising out of and related to its waste disposal technology involving a pyrolitic first phase and a “cold plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In October 2014 SEER was issued patent No. 8,870,735 for this CoronaLux™ technology. In 2014, PWS filed a provisional patent related to destruction of volatile organic compounds. A pyrolytic process is basically the decomposition of any material at elevated temperatures in a very low oxygen-containing atmosphere, as compared to conventional incineration or pyrolysis processes. In July 2016 SEER was issued patent No. 9,393,519 for this CoronaLux™ technology. In January 2017 SEER was issued patent No. 9,550,148 for heavy metal control adding to the pollution control aspect of the CoronaLux™ technology. The patents will expire in or around 2033.

Competition

The industrial services industry is highly competitive. We compete with a number of small and medium size companies in the gas treatment sector. In the face of this competition we have been effective in maintaining, and in some sectors, growing our revenue opportunities due to the wide range of services we offer, a competitive pricing structure, our innovative and proprietary/patent pending technologies, and a reputation for reliability, built over the nearly 20 years of business operations as well as the care we take in performing and completing each customer project.

The medical waste industry is also highly competitive with fewer, but larger businesses in the space and one entity having a dominant position in the industry.

In all its businesses, the Company currently holds very small parts of very large and growing markets. MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost-effective removal of H2S from process gas streams. H2S is highly corrosive, and is a precursor to sulfur dioxide, a highly regulated air pollutant. Therefore, removing H2S from industrial process waste streams is important in order to enhance the safety of personnel, extend the life of industrial equipment, and to minimize resulting air pollution. In the markets served by MV there are a number of competing technologies employed such as: biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. PWS competes by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling. We believe that the patented CoronaLux™ technology results in a superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market.

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

In or around 2010, REGS retained Washington D.C.-based legal counsel specializing in resolving federal tax matters. REGS has been represented by this firm throughout all phases of this tax matter and related proceedings. In September 2011, REGS received approval from the Internal Revenue Service (“IRS”) to begin paying the outstanding federal payroll tax liability plus related interest and penalties totaling approximately $971,000, in installments (the “Installment Plan”). Under the Installment Plan, we were required to pay minimum monthly installments of $12,500 commencing September 2011, which increased to $25,000 per month in September 2012, until the liability was paid in full. Through the duration of the Installment Plan, the IRS continued to charge penalties and interest at statutory rates. If the conditions of the Installment Plan were not met, the IRS could cancel it and could demand the outstanding liability to be repaid through traditional enforcement proceedings available to the IRS. Additionally, the IRS has filed a notice of federal tax lien against certain of REGS assets in order to secure the obligation. The IRS is to release this lien if and when we pay the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay the liability.

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

As of December 31, 2019, and December 31, 2018, the outstanding balance due to the IRS was $1,052,200, and $1,022,500, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes due and payable have been paid by REGS in a timely manner.

REGS operations have been reported in discontinued operations for the years ended 2019 and 2018. This does not alleviate the IRS obligations REGS currently has.

Insurance

To cover potential risks associated with the variety of services that the operating companies provide, we maintain adequate insurance coverages, including: 1) Casualty Insurance providing coverage for Commercial General Liability, Automotive Liability, Professional Liability Insurance and Employee Benefits Liability in the amounts of $1 million each, respectively, per year; 2) Contractor’s Pollution Liability Insurance, which has limits of $1 million per occurrence and $1 million in the aggregate; and 3) An Excess Umbrella Liability Policy of $5 million per occurrence and $5 million aggregate limit overall.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $0 and $600 on R&D for the years ended December 31, 2019 and 2018, respectively.

Employees

As of December 31, 2019, we employed approximately 22 full time non-union hourly and salaried employees. There is some seasonality to our business which requires us to use day laborers.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. In addition, there may be additional risks of which we are not presently aware or that we currently believe are immaterial that could have an adverse impact on our business.

Risks Related to Our Business

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since inception and have an accumulated deficit of approximately $26.9 million as of December 31, 2019 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to develop profitable operations. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to extensive governmental regulation, which is frequently difficult, expensive, and time-consuming with which to comply; noncompliance could adversely affect our operations and efforts to grow our business results.

The industries in which we operate are subject to extensive federal, state and local laws and regulations. Our business requires us to obtain many approvals, certificates, licenses, permits and other types of governmental authorizations and to comply with various laws and regulations in every jurisdiction in which we operate. Federal, state and local regulations change often, and new regulations are frequently adopted. Changes in the regulations could require us to obtain new authorizations or to change the way in which we operate our business. We might be unable to obtain the new authorizations that we require, and the cost of compliance with new or changed laws and regulations could be significant.

Many of the authorizations that we require, especially those to build and operate facilities, are difficult and time-consuming to obtain. They may also contain conditions or restrictions that limit our ability to operate efficiently, and they may not be issued as quickly as we need them or at all. If we cannot obtain the authorizations, or if they contain unfavorable conditions, it could substantially impair our operations and reduce our revenues and have a material adverse effect on our business, results of operations and financial condition.

If we encounter regulatory compliance issues in the course of operating our businesses, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability. This adverse publicity may harm our reputation, and result in difficulties in attracting new customers, or retaining existing customers.

The level of governmental enforcement of environmental and other regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that strict enforcement of laws and regulations relating to regulated industrial cleaning, environmental compliance, renewable energy and waste minimization/management can have a positive effect on our business, as these laws and regulations may increase the demand for our products and services. Relaxation of enforcement, government shutdowns, or other changes in governmental regulation of the industries in which we operate could increase the number of competitors we face or reduce or delay the need for our services.

We may incur significant charges as a result of divestitures.

During the third quarter of 2017, we sold our fixed railcar cleaning division which includes substantially all assets and liabilities of Tactical (except for cash) as well as three locations in REGS, including Illinois, Maryland and Pennsylvania. In the fourth quarter of 2019, we ceased bidding on or accepting all new contracts in the REGS industrial cleaning activities and discontinued the operations of REGS going forward. We continue to evaluate the performance of our assets and businesses. Based on this evaluation, we may sell certain assets or businesses or exit particular markets. Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill and other intangible assets. In addition, divestitures may not yield the targeted improvements in our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management’s attention from our other businesses, the potential loss of key employees, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business. Any charges that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

We currently have a substantial amount of outstanding indebtedness. As of December 31, 2019, we had an accumulated deficit of approximately $27.0 million, with total current assets and liabilities of approximately $1.6 million and $8.6 million respectively. Included in the liabilities are approximately $2.4 million of short-term notes, $155,000 of short-term notes to a related party and approximately $1.6 million of convertible notes. In addition, as of December 31, 2019, the amounts owed for past due payroll taxes, penalty and interest was approximately $1.1 million. There can be no assurance that the IRS will not demand immediate payment of the amounts owed.

There can be no assurance that we will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. As of December 31, 2019, we have cash and cash equivalent assets of $354,700. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

●	we may be unable to satisfy our obligations under our outstanding indebtedness;
●	we may be more vulnerable to adverse general economic and industry conditions;
●	we may find it more difficult to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and
●	we may have to dedicate a substantial portion of our cash resources to the payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities.

We have a history of losses and we may not be able to achieve profitability in the future.

We continue to incur losses in operations. We have experienced recurring losses and have accumulated a deficit of approximately $27.0 million as of December 31, 2019. For the year ended December 31, 2019, we incurred net losses from continuing operations of approximately $0.9 million. We had a working capital deficit of approximately $7.1 million at December 31, 2019. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. It may be necessary for us to rely on external financing to supplement working capital to meet our liquidity needs in the fiscal years ended 2020 and 2021. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

We are subject to operating and litigation risks that may not be covered by insurance.

Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and disposal of hazardous products. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage and destruction of property and equipment arising from explosions or other catastrophic events. As a result, we may become a defendant in legal proceedings and litigation arising in the ordinary course of business. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at acceptable prices, if at all.

In addition, a disruption of our business caused by a casualty event at a facility of ours or one of our customers may result in the loss of business, profits or customers during the time of the disruption. As such, our insurance policies may not fully compensate us for these losses.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2019 revenues.

As of December 31, 2019, we had two customers with sales in excess of 10% of our revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. These customers may pressure us to reduce the prices we charge for our products and services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If either of our two largest customers terminates our arrangements, such termination would negatively affect our revenues and results of operations.

Aggressive pricing by existing competitors and the entrance of new competitors could significantly and adversely affect our results of operations.

The industries in which we participate are highly competitive. This competition may require us to reduce our prices in the future or may affect our ability to increase prices in the future. Price reductions or our inability to increase prices could significantly and adversely affect our results of operations.

We face direct competition from a large number of small, local competitors. We face competition from companies with greater resources than us, companies with closer geographic proximity to our customers and potential customers, companies with service offerings we do not provide and companies that can provide lower pricing than we can in certain instances. An increase in the number or location of commercial treatment or disposal facilities for waste, significant expansion of existing competitor permitted capabilities, acquisitions by competitors or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. We face competition from these businesses, and competition from them is likely to exist in new locations to which we may expand in the future. In addition, large national companies with substantial resources operate in the markets we serve.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve a diverse customer base that includes oil and gas refineries, regional landfills, medical waste destruction operations, agricultural companies and food and beverage companies and other commercial and industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste cleanup projects and other discretionary work. Factors that can impact general economic conditions and the level of spending by customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

Our operations are significantly affected by potential seasonal fluctuations due to weather; budgetary decisions and cash flow limitations influencing the timing of customer spending for the products and services we provide; the timing of regulatory agency decisions and judicial proceedings; changes in government regulations and enforcement policies and other factors that may delay or cause the cancellation of projects involving our products and services. We do not control such factors, which can cause our revenue and income to vary significantly from quarter to quarter and year to year.

Our proprietary rights may be difficult to enforce.

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we hold several patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful, which could have a material adverse effect on our business, financial condition and results of operations.

We may be found to infringe on intellectual property rights of others.

Third parties may assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights that are relevant to us. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that any arrangements with our suppliers will be available or adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships could adversely affect our market penetration and revenue growth.

Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish strategic relationships successfully. In addition, strategic alliances that we may establish could subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations pursuant to the arrangement, which may subject us to losses over which we have no control or expensive termination arrangements.

Due to financial and experience constraints, we expect to rely on strategic relationships to develop our business, including those relating to product development, manufacturing, marketing and sales. Identifying and developing strategic alliance candidates is expensive and time-consuming. In addition, these arrangements may leave us vulnerable to capacity constraints and reduced component availability, and our control over customer relationships, product delivery schedules, manufacturing and costs would be limited. In addition, we may have limited control over quality systems and controls, and therefore must rely on our relationships to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, and other manufacturing and supply problems, could impair the manufacture and distribution of our products and ultimately our company’s reputation. Furthermore, any adverse change in the financial or business condition of our strategic alliance counterparts could disrupt our ability to develop, manufacture, market and sell our products. If we are required to change our strategic alliance counterparts or bring those functions in-house, we may lose revenue, incur increased costs, and damage our relationships with other customers and strategic alliances.

Attacks on our information technology systems could damage our reputation, negatively impact our businesses and expose us to litigation risk.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. We rely heavily on various proprietary and third-party information systems. Our reputation for the secure handling of customer and other sensitive information is critical to the success of our business. We are potentially subject to cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, wire fraud and other cyber incidents. Our incident response efforts, business continuity procedures and disaster recovery planning may not be entirely effective as our information technology and network infrastructure may still be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or other disruptions. A cybersecurity incident and breach of our information systems could lead to theft, destruction, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation.

Our management depends on relevant and reliable information for decision-making purposes, including key performance indicators and financial reporting. Any significant loss of data, failure to maintain reliable data, disruptions affecting our information systems, or delays or difficulties in transitioning to new systems could adversely affect our business, financial condition and results of operations. In addition, our ability to continue to operate our businesses without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. If our information systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.

The handling of regulated waste exposes us to the risk of environmental liabilities.

As a company engaged in regulated waste management, we face risks of liability for environmental contamination. CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to our facilities. Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and clean-up even if we were not the party responsible for the release of the hazardous substance and other companies might also be liable.

If we were to incur liability under CERCLA and if we could not identify other parties responsible under the law whom we are able to compel to contribute to our expenses, the cost to us could be substantial and could have a material adverse effect on our business, results of operations and financial condition and reduce our liquidity. If there were a claim against us that a customer might be legally liable for, we might not be successful in recovering our damages from the customer.

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations and financial condition.

We intend to use significant deferred tax assets to offset income. The extent to which we can use deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% stockholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

Our businesses are subject to operational and safety risks.

Provision of environmental, energy and industrial services to our customers involves risks such as equipment defects, malfunctions and failures and natural disasters, which could potentially result in releases of hazardous materials, damage to or total loss of our property or assets, injury or death of our employees or a need to shut down or reduce operations while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers. While we seek to minimize our exposure to such risks, such efforts and insurance may not be adequate to cover all of our potential liabilities, which would have a material adverse effect on our operations, financial condition and financial results.

The extensive environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to expand our facilities.

Our operations and those of others in the environmental services industry are subject to extensive federal, state and local environmental requirements. In particular, if we fail to comply with government regulations governing the handling and transport of hazardous materials, such failure could negatively impact our ability to operate our business. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers and purchasing health and safety equipment. Even with these programs, we and other companies in the environmental services industry are routinely faced with government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages. The landscape of environmental regulation to which we are subject can change. Changes to environmental regulation may result in increased operating and compliance costs or, in more significant cases, changes to how our facilities are able to operate. We constantly monitor the landscape of environmental regulation; however, our ability to navigate through any changes to such regulations may result in a material effect on our operations, cash flows or financial condition.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Releases of regulated materials at and from our facilities and those of our customers, or the disposal of regulated materials at third-party sites, which may require investigation and remediation, and potentially result in claims of personal injury, property damage and damages to natural resources. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. Remedial activities could result in a material effect upon our operations or financial condition and result in material costs.

We may not be able to obtain timely or cost-effective transportation services which could adversely affect our profitability.

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste. Increases in fuel or labor costs, shortages of qualified drivers and unforeseen events such as labor disputes, public health pandemics, severe weather, natural disasters and other acts of God, war or terror could prevent or delay shipments and reduce both volumes and revenue. Transportation services may also be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass through fuel cost increases in all cases. Such factors could also limit our ability to achieve revenue and earnings objectives.

We may not be able to effectively adopt or adapt to new or improved technologies.

We expect to continue implementing new or improved technologies at our facilities to meet customer service demands and expand our business. If we are unable to identify and implement new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could be adversely impacted.

In the event that we undertake future acquisitions, we may not be able to successfully execute our acquisition strategy.

We may experience delays in making acquisitions or be unable to make acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we typically compete with other companies, some of which have greater financial and other resources than we do. We may not have available funds or common stock with a sufficient market price to complete an acquisition. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete acquisitions that we otherwise find advantageous.

Acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Acquisitions involve multiple risks. Our inability to successfully integrate an acquired business could have a material adverse effect on our financial condition and results of operations. These risks include but are not limited to:

●	failure of the acquired company to achieve anticipated revenues, earnings or cash flows;
●	assumption of liabilities, including those related to environmental matters, that were not disclosed to us or that exceed our estimates;
●	problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical or financial problems;
●	potential compliance issues relating to the protection of health and the environment, compliance with securities laws and regulations, adequacy of internal controls and other matters;
●	diversion of management’s attention or other resources from our existing business;
●	risks associated with entering markets or product/service areas in which we have limited prior experience;
●	increases in working capital investment to fund the growth of acquired operations;
●	unexpected capital expenditures to upgrade waste handling or other infrastructure or replace equipment to operate safely and efficiently;
●	potential loss of key employees and customers of the acquired company; and
●	future write-offs of intangible and other assets, including goodwill, if the acquired operations fail to generate sufficient cash flows.

If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, if at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business, failure to implement the business plan for the combined businesses, unanticipated issues in integrating service offerings, logistics information, communications and other systems or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

We face risks associated with project work and services that are provided on a non-recurring basis.

A portion of our revenue is derived from short-term projects or services that we provide on a non-recurring basis, which are not predictable in terms of frequency, size or duration. Our customers’ need for these services could be influenced by regulatory changes, fluctuations in commodity market performance, natural disasters and acts of God, or other factors beyond our control. Variability in the demand for these services could adversely affect our business, financial condition and results of operations.

Some of our customers have suffered financial difficulties, which could negatively impact our operating results.

We provide service to a number of customers, some of which have suffered significant financial difficulties in recent years. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates. The inability of our customers to pay us in a timely manner or to pay increased prices, particularly our larger accounts, could negatively affect our operating results.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

We have traditionally operated with limited resources and infrastructure. As of the date of this report, we have a total of twenty-two employees, including our management team. We believe our success will depend in large part on our ability to attract and retain highly skilled administrative, technical, managerial, sales, and marketing personnel. Competition for these personnel is intense. Our financial condition or volatility or lack of positive performance in our stock price or equity incentive awards may also adversely affect our ability to hire and retain key employees. In addition, there is some seasonality to our business which requires us to use day laborers. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product development, manufacturing and sales.

Natural disasters, terrorist attacks or other catastrophic events could negatively affect our business, financial condition, and results of operations.

Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects may also cause variations in our results. We may be required to suspend operations in some of our locations, which could have a material adverse effect on our business, financial condition, and results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the magnitude of the threat of future terrorist attacks are not known at this time. Uncertainty surrounding hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the business and financial markets as a result of terrorism or war could also affect our ability to raise capital and conduct business.

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. If the COVID-19 coronavirus continues to spread, we may experience disruptions that could severely impact our business, including; availability of necessary items or availability of workforce in a non-essential business either due to voluntary or mandated quarantine. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Common Stock

The material weaknesses in our internal control over financial reporting may adversely impact our company.

As discussed in Part II, Item 9A, entitled “Controls and Procedures,” in this report, we have concluded that our internal control over financial reporting was not effective.

We are currently working to remediate the material weaknesses. We cannot be sure when we will successfully remediate the material weakness or whether compensating controls will be effective in preventing or detecting material errors. The remediation may require substantial time and resources to successfully implement. We may be unable to remediate these weaknesses until we have received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. These material weaknesses could cause creditors, customers, investors, regulators, strategic alliances and others to lose confidence in the effectiveness of our internal controls and the accuracy of our financial statements and other information, all of which could have a material adverse impact on our business, results of operations and financial condition.

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company in the United States and therefore, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately held company.

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price, if any, of our common stock.

Our board of directors has the authority to issue up to 70,000,000 shares of our common stock. Any issuance of equity or securities convertible into or exchangeable for our equity securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing stockholders.

The perceived risk associated with the possible issuance of a large number of shares of common stock or securities convertible into or exchange for a large number of shares of our common stock could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible into or exchangeable for our common stock could also have an adverse effect on the market price, if any, of our shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

Over the course of meeting our capital needs, we have entered into various instruments that are convertible into shares of our common stock. We may conduct further equity offerings in the future. If common stock is issued in return for additional funds, property or services, the price per share could be lower than that paid by our current stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

Future sales of substantial amounts of our currently outstanding common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock.

We may experience volatility in our stock price, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering price.

Our common stock has traded in the over-the-counter marketplace on the OTCQB under the symbol “SENR.”. There can be no assurance that our common stock will continue to be, or be admitted to, trade on any established trading market or exchange. Additionally, there can be no assurance that we will maintain the requirements for continued listing or trading on an established trading market or exchange.

Our common stock may not be traded actively. An illiquid market for shares of our common stock may result in lower trading prices and increased volatility, which could negatively affect the value of your investment or your ability to sell your shares. If an active trading market does develop, it may not last and the trading price of the shares may fluctuate widely as a result of a number of factors, many of which are outside our control. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	our ability to commercialize our products, services and technologies;
●	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our products and services;
●	additions or departures of key personnel;
●	our ability to effectively manage our growth;
●	our ability and the terms upon which we are able to raise capital sufficient to continue our operations;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including creditor, customer, patent or stockholder litigation;
●	industry adoption of our technology or other new competing technologies;
●	our ability to establish and expand key distribution partners;
●	our ability to establish strategic relationships with third parties to accelerate our growth plans;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	developments in the competitive environment, including the introduction of improved products or services by our competitors;
●	overall performance of the equity markets;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	changes in the market valuations of similar companies;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

We anticipate that our operating expenses will increase significantly. If our revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses cannot be quickly reduced, if we cannot obtain revenues from operations or our revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected.

The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock.

We do not presently intend to pay any cash dividends on our common stock. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment and there is no guarantee that the price of our common stock that will prevail in the market after this offering may never exceed the price paid by you in this offering.

Because our shares are deemed “penny stock,” you may have difficulty selling them in the secondary trading market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker-dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Broomfield, CO (1)	Leased	Corporate office, MV, PWS	3,864	n/a
Commerce City, CO (2)	Leased	REGS operations	8,686	1.8

(1)	On May 1, 2019, the Company executed a lease for 3,864 square feet of office space that serves as the headquarters for SEER, MV and PWS. The new lease terminates August 31, 2026, unless otherwise extended.
(2)	On April 1, 2016 REGS executed a four-year lease for 8,686 square feet of building and approximately 1.8 acres of yard. The discontinuing of REGS operations does not reduce the lease obligations at December 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at December 31, 2019 and December 31, 2018 was $150,000 and $150,000, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is quoted on the OTCQB marketplace, operated by OTC Markets Group, under the symbol “SENR.” The following table sets forth the range of high and low bid prices for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2019	$0.07	$0.05
September 30, 2019	$0.12	$0.07
June 30, 2019	$0.13	$0.07
March 31, 2019	$0.16	$0.07
December 31, 2018	$0.20	$0.06
September 30, 2018	$0.34	$0.16
June 30, 2018	$0.52	$0.26
March 31, 2018	$0.73	$0.41

Stockholders

As of May 14, 2020, there were approximately 81 recordholders holding 61,703,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

Dividends

We have not declared or paid a cash dividend on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future. There can be no assurance that our operations will prove profitable to the extent necessary to pay cash dividends. Moreover, even if such profits are achieved, the future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our board of directors.

Recent Sales of Unregistered Securities

From January 1, 2019 to December 31, 2019, we had the following sales and issuances of unregistered equity securities:

			Consideration Received and Description of Underwriting or		If Option, Warrant
			Other Discounts to Market Price or Convertible Security	Exemption from	or Convertible Security, Terms of
Date of Sale	Title of Security	Number Sold	Afforded to Purchases	Registration Claimed	Exercise or Conversion	Security Holder

May 2019	Common Stock	50,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
June 2019	Common Stock	50,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
July 2019	Common Stock	50,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
August 2019	Common Stock	100,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2019	Common Stock	100,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
October 2019	Common Stock	107,500	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 507	Not applicable	Clyde Berg, an individual
November 2019	Common Stock	115,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 508	Not applicable	Clyde Berg, an individual
December 2019	Common Stock	115,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 509	Not applicable	Clyde Berg, an individual

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

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment, and industrial services. The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary, patented and patent-pending technologies, and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products as well as annuity type revenue streams.

Financial Condition

At December 31, 2019, we had approximately $7.0 million in negative working capital, which represents a decrease of approximately $1.7 million from $5.4 million in negative working capital at December 31, 2018. The decrease in our working capital, results primarily from the net loss, before non-controlling interest, of $2.7 million for 2018 offset by proceeds of $0.6 million from notes receivable, non-cash adjustments to net income of $0.3 million during 2019 and proceeds from outside minority investors of $0.2 million during 2019.

In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting its Offer in Compromise and in accordance with the rejection letter REGS has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty and interest. The appeal submitted by REGS was denied by the IRS, however, the IRS has not taken any current action. As of December 31, 2019, the outstanding balance due to the IRS was $1,052,200 and REGS continues to be represented by tax counsel specializing in federal tax matters.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $27.0 million as of December 31, 2019, and $24.4 million as of December 31, 2018. For the years ended December 31, 2019, and 2018, we incurred net losses of approximately $2.6 million and $2.9 million, respectively.

Realization of a major portion of our assets as of December 31, 2019, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2019 and 2018

Total revenues were $4.3 million and $5.3 million for the years ended December 31, 2019 and 2018, respectively. The decrease of approximately $1.0 million or 18% in revenues comparing the year ended December 31, 2019 to the year ended December 31, 2018 is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from $4.9 million for the year ended December 31, 2018 to $4.1 million for the year ended December 31, 2019, a decrease of approximately $0.9 million or approximately 17%. Environmental solutions segment generated less revenue as the volume of media sales decreased, primarily due to a shortage of capital to produce the media internally. The solid waste disposal segment also generated licensing and placement fees of $49,900 in 2019 compared to $134,800 in 2018, a decrease of $84,900 or 63%, primarily due to having fewer active units operative in the field, of which generating fees. In addition, the solid waste disposal segment generated approximately $200,000 in management fees and $0 in joint operating income for 2019 compared to $200,000 in management fees and $34,400 in joint operating income for 2018, due to an overall reduction in activity in our Paragon Waste subsidiary.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, salaries and related expenses, and fixed asset and other asset impairment, were approximately $5.1 million for the year ended December 31, 2019 compared to $5.9 million for the year ended December 31, 2018. The changes which consist of 1) A decrease of product cost of $0.7 million, or 22%, which corresponds with the decrease in product revenue compared to 2018, 2) an increase in general and administrative expenses of approximately $0.2 million in 2019, primarily a result of an increase in bad debt expense of $0.2 million, 3) a decrease in salaries and related expenses of approximately $0.3 million in 2019, this was primarily a result of less employees 2019, and a reduction in stock-based compensation of $0.1 million in 2019, and 4) a decrease of approximately $0.1 million in asset impairment, which was incurred in 2018. We incurred impairment charge in 2019, although it is classified in discontinued operations below. Product costs as a percentage of product revenues was 57% in 2019 compared to 61% in 2018. The increase in margin is primarily due to an increase in recurring product sales, the commencement of PelleChar activity in 2019, with additional contributions from one-time sales, services and equipment rentals. Solid waste costs remained consistent at $0.1 million in 2019 and 2018.

Total non-operating other expense, net was $0.1 million for the year ended December 31, 2019 compared to $1.3 for the year ended December 31, 2018. The decrease in 2019 compared to 2018 is primarily due to a decrease in interest expense of $0.8 million as a result of a decrease penalty shares related to the short-term debt and negotiated extensions of debt. Other income also increased, reducing other expense, as a result of a note receivable, previously 100% allowed for, being collected in 2019.

There is no provision for income taxes for both the year ended December 31, 2019 and 2018, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of December 31, 2019 and 2018.

Net loss, before non-controlling interest, for the year ended December 31, 2019 was $2.7 million compared to a net loss, before non-controlling interest, of $3.1 million for the year ended December 31, 2018. The net loss attributable to SEER after deducting $151,200 for the non-controlling interest, and $1.8 million for discontinued operations was $2.6 million for the year ended December 31, 2019 as compared to $2.9 million, after deducting $160,300 in non-controlling interest, and $1.1 million for discontinued operations for the year ended December 31, 2018. As noted above, the 18% decrease in revenue in 2019 compared to 2018 offset with a reduction of operating expenses of 15% and offset by non-operating expenses during 2019 of 89% was the primary reason for the decrease in the net loss.

Results of Discontinued Operations for the Years Ended December 31, 2019 and 2018

During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. All revenue and expenses of our REGS subsidiary are now classified as discontinued operations, and 2018 was reclassified for the presentation of the consolidated financial statements for the year ended December 31, 2019.

Total revenues were approximately $1.7 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively.

Operating costs, which include cost of services, general and administrative (G&A) expenses, and salaries and related expenses, were $3.4 million for the year ended December 31, 2019 compared to $4.1 million for the year ended December 31, 2018. The decrease in operating costs is due to the cost cutting measures taken during the year, as utilization of the REGS assets, and REGS margins had decreased.

Total net loss from discontinued operations was $1.8 million for the year ended December 31, 2019 compared to $1.1 million for the year ended December 31, 2018.

There is no provision for income taxes for the year ended December 31, 2018 due to prior year consolidated losses and for the year ended December 31, 2017, due to year-to-date consolidated net loss.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Years Ended
	December 31,
	2019	2018

Operating activities	$(2,100,800)	$(1,003,600)
Investing activities	482,700	163,600
Financing activities	$1,857,100	$901,600

Operating Activities

Net cash used in operating activities during the year ended December 31, 2019 was $2.1 million compared to $1.0 million during the year ended December 31, 2018. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock-based compensation expense, asset impairment expense, non-cash interest expense related to the issuance of common stock for short-term debt penalty, a change in the provision for doubtful accounts. In 2019, net non-cash adjustments totaled approximately $0.3 million and in 2018, net non-cash adjustments totaled $1.7 million. In 2019, the net effect of changes in operating assets and liabilities was an increase in cash by $0.3 million, primarily due to an increase of $0.6 million in collections of accounts receivable, offset by a decrease in cash due to decrease in deferred revenue of $0.2 million. The increase in accounts payable and accrued liabilities is based on timing and paying vendors on a slower basis due to the intent to conserve cash at year end. The decrease in accounts receivable is primarily due to the timing of invoicing on client contracts and the increase in accounts payable and accrued liabilities is primarily due to the timing of payments of invoices from vendors.

Investing activities

Net cash provided by investing activities is primarily attributable to the purchase of property and equipment, and the proceeds from notes receivable. Our net cash flow provided by investing activities was $0.6 million for the year ended December 31, 2019 and $0.2 million for the year ended December 31, 2018. During 2019, we had additions to property and equipment of $70,100, and proceeds of $552,800 from a notes receivable that includes a previously impaired note. During 2018, we had additions to property and equipment of $60,300, increases in intangible assets of $100, and proceeds of $224,000 from a note receivable.

Financing Activities

Net cash provided by financing activities was approximately $1.9 million for 2019 and net cash used in financing activities was approximately $0.9 million for 2018. Proceeds from the issuance of convertible and short-term debt was $2.0 million and $0.9 million in 2019 and 2018, respectively. Payments on notes payable and capital lease obligations was $0.4 million in 2019 and $0.8 million in 2018. Proceeds from the outside investment of new subsidiaries was $0.2 million in 2019 and $0.5 million in 2018. Proceeds from the sale of common stock was was $0 in 2019 and $0.4 million in 2018.

Overall, our cash increased from 2018 to 2019 primarily due to the proceeds from the issuance of short term and convertible debt, collections on notes receivable in 2019 that provided some working capital to offset our operating losses.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $11,800 and $227,500 had been reserved as of December 31, 2019 and 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2019, and 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. For the year ended December 31, 2018, the Company recognized an impairment to one CoronaLux ™ unit of $70,700. For the year ended December 31, 2019, the Company did not have any impairment charges.

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle of the guidance is to recognize revenue to depict the transfer of goods or services to customers at an amount to which the company expects to be entitled in exchange for those goods or services. The new guidance requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance effective January 1, 2018 as required under the guidance. The adoption of this guidance did not have any material impact on the Company’s consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2019, our internal control over financial reporting were not effective, and material weaknesses over financial reporting were identified. Material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were:

●	due to ongoing financial constraints, we have not been devoting adequate resources to our accounting and reporting functions in order to properly record, file and review our financial transactions on a regular basis in order to ensure accuracy;
●	through the year, management authorized a number of payments for services without providing proper support and documentation, nor notifiying accounting of the expenditures so that they could be properly documented and recorded; and
●	we do not have a properly documented internal control system in accordance with the requirements of COSO or some similarly appropriate internal control methodology or formal documentation of our systems of internal control.

We are currently working to remediate the material weaknesses. We cannot be sure when we will successfully remediate the material weaknesses or whether compensating controls will be effective in preventing or detecting material errors. The remediation may require substantial time and resources to successfully implement. We may be unable to remediate these weaknesses until we have received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. These material weaknesses could cause creditors, customers, investors, regulators, strategic alliances and others to lose confidence in the effectiveness of our internal controls and the accuracy of our financial statements and other information, all of which could have a material adverse impact on our business, results of operations and financial condition.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors as of March 30, 2020.

Name	Age	Position
J. John Combs III	62	President, Chief Executive Officer, Director, Chairman of the Board, Secretary
Christopher H. Dieterich	72	Director
Christopher Scott Yenzer	53	Director
Clark Knopik	49	Interim Chief Financial Officer

Joseph John Combs III, Esq., President, Chief Executive Officer, Chairman of the Board, and Secretary. Mr. Combs, a SEER Founder, is currently CEO. He also serves as General Counsel. Mr. Combs has been Vice President of REGS since 2004. Before joining the Company, he owned and operated the law firm of Combs & Associates from 1989 to 2003. Prior to that he was an associate in the law firm of Berman & Blanchard in Los Angeles from 1987 to 1989, and an associate in the law firm of Parker, Milliken, Clark, O’hara & Samuelian, in Los Angeles from 1983 to 1987. His experience in private practice has included corporate maintenance, international finance, and business litigation. Over the last 30 years he has served as an officer and director of various sized corporations, both public and private, and was a Director and Officer of Armada Water Assets, Inc until his resignation in September 2014. For the past five years Mr. Combs has not served as a director of a public company, other than SEER. He received his B.A. from the University of Colorado, with honors, and a Juris Doctorate from Duke University School of Law in 1983. Mr. Combs was chosen as a Director because of his leadership experience, public company experience, experience serving on the boards of directors and committees of both public and private entities and other experience as a practicing attorney.

Christopher H. Dieterich, Director. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 34 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities.

Christopher Scott Yenzer, Director, has served on the board since January 2019. Mr. Yenzer has served as corporate development officer of Blackeagle Energy Services until May 2019, is a 30-year engineering industry veteran with demonstrated strengths in the area of global relationships and operations growth plans. Mr. Yenzer’s extensive engineering and management background includes domestic and global, commercial oil and gas transaction management for some of the world’s largest engineering firms. He provides the SEER management team with a complementary perspective that is grounded in practical, hands-on experience in growing diverse businesses in both up and down cycles. Prior to his current role, Mr. Yenzer was COO and co-owner of Caribou Energy Corporation, which was sold in 2017. Prior to Caribou Energy, Mr. Yenzer served as vice president of Jacobs/CH2M, responsible for developing Enterprise Account Management on the executive committee for all business groups: Oil & Gas and Chemicals, Environmental & Nuclear, Water, and Infrastructure and Power. Mr. Yenzer built the successful Oil & Gas and Chemicals Global Strategic Account Team which included BP, ExxonMobil, Shell, Conoco, Hess TransCanada and Noble and led development of uniform account plans and growth strategies. During his tenure with Jacobs, Mr. Yenzer has held various positions from Project Engineer to Program Manager to VP of Business Development and his CV hosts a list of impressive ‘wins’ resulting from his ability to grow relationships and revenues across all markets, while increasing value to clients.

Clark Knopik, Interim Chief Financial Officer. Mr. Knopik joined the Company in August 2019 as a consultant in the role of Interim Chief Financial Officer. Mr. Knopik is a consulting Chief Financial Officer for Lost Pines Partners, LLC and provides CFO services to businesses primarily in oil and gas, and related services, bio-pharma services, and technology markets, including hardware, software, and IP. Mr. Knopik has extensive experience with positions in accounting, finance, Securities and Exchange Commission (SEC) financial reporting, Sarbanes Oxley (SOX) compliance, and strategic planning. Mr. Knopik also began his career at KPMG, LLLP. Mr. Knopik received a B.S. degree in Accounting from the Montana State University and is a CPA.

Director Independence

The board of directors has determined that Christopher Dieterich is considered an “independent director.” Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board of directors’ discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor.

Board Meetings and committees; annual meeting attendance

There is no Nominating Committee for directors, which the Company considers reasonable, as there is no direct compensation to directors who are not also officers, and there is no liability insurance available for errors and omissions, should they occur. Therefore, the Company has found it extremely difficult to attract independent directors. There were no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. The entire board of directors acts as the audit committee. We currently have limited working capital and a history of losses. Our board of directors does not believe that it would be in our best interests at this time to identify and retain independent directors to sit on an audit committee or a director that qualifies as an audit committee financial expert under SEC regulations.

Compensation Committee

As of this filing there was no compensation committee.

Delinquent Section 16(a) Reports

None

Code of Ethics

Our Board has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, which includes our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the code is posted on our website, www.seer-corp.com.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2019 and 2018.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
J. John Combs III (1)	2019	165,000	-	-	-	-	-	-	165,000
Chief Execurive Officer, President and Secretary	2018	165,000	-	-	-	-	-	-	165,000

Fortunato Villamagna	2019	165,000	-	-	-	-	-	-	165,000
Chief Execurive Officer, Paragon Waste Systems	2018	165,000	-	-	-	-	-	-	165,000

Tom Jones	2019	150,000	-	-	-	-	-	-	150,000
VP Business Development, MV Technologies (2)	2018	121,100	-	-	-	-	-	-	121,100

(1)	The table is on an accrual basis. Amounts accrued and unpaid at December 31, 2019 for Mr. Combs is approximately $7,900.
(2)	Mr. Jones salary was increased to $150,000 annually, commencing on July 16, 2018.

Employment Agreements

There are no employment agreements or contracts with any named executive officers.

2019 Director Compensation

For the fiscal year ended December 31, 2019, compensation paid to directors (other than those listed in the Summary Compensation Table above) was as follows:

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors
Christopher H. Dieterich Director	2019	-	-	-	-	-	-	-	-

Scott Yenzer Director	2019	8,250	-	-	38,000	-	-	-	46,250

(1)	The options and restricted stock awards presented in this table for 2019 and 2018 reflect the entire fair value of such awards in the year of grant. However, the accompanying consolidated financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Prospectus.

Outstanding Equity Awards to Directors at Fiscal Year-End 2019

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Directors
Christopher H. Dieterich	-		-	-
Director

Scott Yenzer	750,000	(1)	250,000	0.70	09/01/2026
Director

(1)	In September 2019, Mr. Yenzer was granted options to purchase 1,000,000 shares of common stock at $0.70. The options vest quarterly over 2 years, becoming fully vested on September 1, 2021. Each tranche of vested options begins to expire 5 years after they vest, therefore these options expire quarterly, as they vested, between September 1, 2024 through September 1, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 14, 2020 certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;
●	Each executive officer who in this proxy statement are collectively referred to as the “Named Executive Officers;”
●	Each of our directors; and
●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. As of May 14, 2020, 62,703,575shares of our Common Stock were issued and outstanding.

Name and address of beneficial owners	Number of shares beneficially owned (1)		Percentage of class

Joseph John Combs, III	3,606,315	(2)	5.8%
CEO, President, Secretary
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Michael Cardillo	3,925,316	(3)	6.3%
President - REGS
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher H. Dieterich	-		*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher Scott Yenzer	500,000	(4)	*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Fortunato Villamagna	-		*
President - PWS
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Clark Knopik	-		*
Interim Chief Financial Officer
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

LPD Investments, Ltd.	6,390,832	(5)	10.2%
25025 145 North, Ste 410
The Woodlands, TX 77380

Clyde Berg	4,987,500	(6)	8.0%
10050 Brandley Drive
Cupertino, CA 95014

Carl Berg	3,100,000	(7)	5.0%
10050 Brandley Drive
Cupertino, CA 95014

All Officers and Directors as a Group (5 persons)	8,031,631		12.7%

* Represents less than 1%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 3,825,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of options to purchase 500,000 shares of common stock, which were exercisable as of the date of this report, and shares becoming vested within 60 days of this report.
(5)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and 700,000 shares which were issued to LPD during fiscal year 2019 related to penalty on late payment of short term note.
(6)	Consists of 3,800,000 shares owned by Mr. Clyde Berg, warrants to purchase 500,000 shares of common stock, which are currently exercisable, and 687,500 shares which are issuable as of December 31, 2018 related to penalty on late payment of short-term note.
(7)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and 200,000 shares which are issuable as of December 31, 2019 related to long term debt issued in July 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week which was recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the year ended December 31, 2019, the Company recorded interest expense of $1,600, which included the $500 upfront fee. Unpaid interest at December 31, 2019 is approximately $1,600.

	15,000	-

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week which was recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2019, the Company recorded interest expense of $12,600, which included the $4,150 upfront fee. Unpaid interest at September 30, 2019 is approximately $12,600.

	125,000	-

Unsecured short term note payable dated October 7, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week which was recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the year ended December 31, 2019, the Company recorded interest expense of $1,600, which included the $500 upfront fee. Unpaid interest at December 31, 2019 is approximately $1,600.

	15,000	-

Total short-term notes - related party	$155,000	$-

	December 31,
	2019	2018
Accrued interest	$27,100	$11,800
	$27,100	$11,800

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2019 and 2018:

	2019 Fees	2018 Fees
Audit Fees	$215,800	$238,800
Audit-Related Fees	-	-
Tax Fees	57,100	24,900
Total Fees	$272,900	$263,700

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2019 and 2018 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2019 and 2018, respectively.

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

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

a) Financial Statements

The following financial statements are included as Exhibit 99.1 and are hereby incorporated by reference:

Audited Financial Statements

(b) Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse stock split (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.2	Agreement for acquisition of intellectual property from Black Stone Management Services, LLC, dated August 10, 2011 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
10.4	Consulting Agreement between the Company and Monty R. Lamirato, dated October 8, 2013 (3)
10.5	Irrevocable License and Royalty Agreement between the Company and Paragon Waste Solutions, LLC, dated March 21, 2012 (3)
10.7	Form of Option Grant SEER 2013 Equity Incentive Plan (4)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer ) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2020	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	May 14, 2020
J. John Combs III

/s/ Christopher Scott Yenzer	Director	May 14, 2020
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	May 14, 2020
Christopher Dieterich

