Form 10-K/A
period 2019-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2020-06-01
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Strategic Environmental & Energy Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 15, 2020 (the “Form 10-K”) solely to disclose that the Company filed the Form 10-K after the March 30, 2020 deadline in reliance on the Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Form 10-K due to circumstances related to the coronavirus disease 2019 (“COVID-19”). This Form 10-K/A is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Form 10-K, and to include updated certifications.

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. The disruption imposed on the Company and the Company’s auditors by COVID-19, closures and shelter in place orders in Colorado, Texas, and Illinois caused the Company to experience a delay in its ability to complete and file the Form 10-K. Consequently, the Company was unable to timely file the Form 10-K and relied on the Order for the filing of the Form 10-K.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosure in the Form 10-K or reflect events that occurred after the date of the Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

Part IV of the Form 10-K is hereby amended solely to add the following exhibits:

(a)(3) and (b) Exhibits filed with this Form 10-K/A:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer ) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2020	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	June 1, 2020
J. John Combs III

/s/ Christopher Scott Yenzer	Director	June 1, 2020
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	June 1, 2020
Christopher Dieterich