Form 10-Q
period 2020-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2020-06-25
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 25, 2020, the Registrant had 63,203,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$149,400	$354,700
Accounts receivable, net of allowance for doubtful accounts of $11,700 and $11,800, respectively	302,200	686,800
Inventory	180,400	104,100
Costs and estimated earnings in excess of billings on uncompleted contracts	485,600	242,500
Prepaid expenses and other current assets	426,800	225,500
Total Current Assets	1,544,400	1,613,600

Property and Equipment, net	545,100	561,800
Intangible Assets, net	471,400	479,500
Other Assets	396,400	407,000

TOTAL ASSETS	$2,957,300	$3,061,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,244,300	$1,189,400
Accrued liabilities	1,616,600	1,592,900
Billings in excess of costs and estimated earnings on uncompleted contracts	463,100	327,100
Deferred revenue	117,100	32,900
Payroll taxes payable	1,060,400	1,052,200
Customer deposits	10,900	10,900
Short term notes	2,633,900	2,408,100
Short term notes - related party	155,000	155,000
Convertible notes	1,605,000	1,605,000
Current portion of long term debt and capital lease obligations	225,700	258,100
Accrued interest - related party	36,100	27,100
Total Current Liabilities	9,168,100	8,658,700

Deferred revenue, non-current	22,000	30,200
Other non-current liabilities	370,900	381,900
Long term debt and capital lease obligations, net of current portion	280,100	268,400
Total Liabilities	9,841,100	9,339,200

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 62,943,575 and 62,591,075 shares issued, issuable ** and outstanding March 31, 2020 and December 31, 2019, respectively	62,900	62,600
Common stock issuable	25,000	25,000
Additional paid-in capital	22,697,700	22,651,100
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(27,590,400)	(26,964,300)
Total stockholders’ deficit	(4,829,800)	(4,250,600)
Non-controlling interest	(2,054,000)	(2,026,700)
Total Deficit	(6,883,800)	(6,277,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,957,300	$3,061,900

The accompanying notes are an integral part of these consolidated financial statements.

*These numbers were derived from the audited financial statements for the year ended December 31, 2019.

**Includes 1,240,000 and 887,500 shares issuable at March 31, 2020 and December 31, 2019, respectively, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Products	$765,800	$1,090,100
Solid waste	58,200	82,100
Total revenue	824,000	1,172,200

Operating expenses:
Products costs	623,500	646,300
Solid waste costs	23,600	26,700
General and administrative expenses	417,800	394,700
Salaries and related expenses	408,400	306,800
Total operating expenses	1,473,300	1,374,500

Loss from operations	(649,300)	(202,300)

Other income (expense):
Interest income	-	9,800
Interest expense	(194,000)	(139,100)
Other	189,900	89,400
Total non-operating expense, net	4,100	(39,900)

Loss from continuing operations	(653,400)	(242,200)

Net loss from discontinued operations	-	(336,700)
Discontinued operations, net of tax	-	(336,700)

Less: Net loss attributable to non-controlling interest	(27,300)	(28,300)

Net loss attributable to SEER common stockholders	$(626,100)	$(550,600)

Net loss from continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	-
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	62,709,949	61,836,908

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2019	-	$-	62,591,100	$62,600	$22,651,100	$25,000	$(25,000)	$(26,964,300)	$(2,026,700)	$(6,277,300)

Issuance of common stock upon debt penalty	-	-	352,500	300	32,800	-	-	-	-	33,100

Stock-based compensation	-	-	-	-	8,300	-	-	-	-	8,300

Allocated value of common stock and warrants related to debt	-	-	-	-	5,500	-	-	-	-	5,500

Net loss	-	-	-	-	-	-	-	(626,100)	(27,300)	(653,400)

Balances at March 31, 2020	-	-	62,943,600	62,900	22,697,700	25,000	(25,000)	(27,590,400)	(2,054,000)	(6,883,800)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2018	-	$-	61,703,600	$61,700	$22,531,000	$25,000	$(25,000)	$(24,405,500)	$(2,425,500)	$(4,238,300)

Issuance of common stock upon debt penalty	-	-	200,000	200	18,800	-	-	-	-	19,000

Stock-based compensation	-	-	-	-	600	-	-	-	-	600

Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	-	-	(20,800)	-	(20,800)

Investment in subsidiary	-	-	-	-	-	-	-	-	550,000	550,000

Net loss	-	-	-	-	-	-	-	(550,600)	(28,300)	(578,900)

Balances at March 31, 2019	-	-	61,903,600	61,900	22,550,400	25,000	(25,000)	(24,976,900)	(1,903,800)	(4,268,400)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(653,400)	$(242,200)
Loss from discontinued operations	-	(336,700)
Net loss	(653,400)	(578,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,000	112,400
Stock-based compensation expense	8,300	600
Note receivable discount	-	(9,900)
Non-cash expense for interest, common stock issued for debt penalty	33,100	20,100
Non-cash expense for interest, warrants – accretion of debt discount	18,400	4,100
Non-cash relief of aged accounts payable	(35,700)	(171,300)
Changes in operating assets and liabilities:
Accounts receivable	384,600	(234,200)
Costs in excess of billings on uncompleted contracts	(243,100)	253,000
Inventory	(76,300)	-
Prepaid expenses and other assets	(96,000)	77,600
Accounts payable and accrued liabilities	112,300	(155,300)
Billings in excess of revenue on uncompleted contracts	136,000	177,300
Deferred revenue	76,000	(120,800)
Payroll taxes payable	8,300	8,300
Net cash used by operating activities	(283,500)	(617,000)
Cash flows from investing activities:
Purchase of property and equipment	(19,300)	(15,000)
Proceeds from notes receivable	-	226,000
Net cash (used) provided by investing activities	(19,300)	211,000
Cash flows from financing activities:
Payments of notes and capital lease obligations	(52,500)	(119,400)
Proceeds from short-term notes	150,000	500,000

Net cash provided by financing activities	97,500	380,600
Net decrease in cash	(205,300)	(25,400)
Cash at the beginning of period	354,700	115,700
Cash at the end of period	$149,400	$90,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,300	$105,200
Financing of prepaid insurance premiums	$94,700	$330,200

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provided industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities, which is included in discontinued operations for fiscal years 2019. REGS is solely engaged in building kilns after the industrial cleaning has been discontinued; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) Strategic Environmental Materials, LLC,(“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

The three majority-owned subsidiaries include 1) Paragon Waste Solutions, LLC (“PWS”), 2) ReaCH4Biogas (“Reach”), and 3) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER, Reach is owned 85% by SEER and PelleChar is owned 90% by SEER.

PWS has and continues to develop specific opportunities to deploy and commercialize patented technologies for a non-thermal plasma-assisted oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, PWS’ technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others.

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the quarter ended March 31, 2020.

PelleChar was established in September 2018 and is owned 90% by SEER as of December 31, 2019. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the three months ended March 31, 2020 PelleChar had minimal activity related to formation, and an increasing sales effort.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $27.6 million as of March 31, 2020, and $27.0 million as of December 31, 2019. For the three months ended March 31, 2020, and 2019, the Company incurred net losses from continuing operations of approximately $0.7 million and $0.2 million, respectively. The Company had a working capital deficit of approximately $7.6 million at March 31, 2020, a increase of $0.6 million in working capital deficit from $7.0 million at December 31, 2019. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2020, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2020 the Company raised approximately $0.2 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $0.1 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Basis of presentation Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on May 15, 2020 for the year ended December 31, 2019.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the three months ended March 31, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or market and maintained on a first in, first out basis and includes the following amounts at March 31:

	March 31, 2020	December 31, 2019

Finished goods	$1,600	$60,400
Work in process	84,900	15,800
Raw materials	93,900	27,900
	$180,400	$104,100

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2020 and 2019 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at March 31, 2020 and December 31, 2019. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2018. The tax periods for the years ending December 31, 2016 through 2019 are open to examination by federal and state authorities.

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

New Accounting Pronouncements Implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. (See Note 6).

NOTE 3 – REVENUE

Products Revenue

Product revenue generated from contracts with customers, for the manufacture of products for the removal and treatment of hazardous vapor and gasses. Total estimated revenue includes all of the following: (1) the basic contract price, (2) contract options, and (3) change orders. Once contract performance is underway, the Company may experience changes in conditions, client requirements, specifications, designs, materials, and expectations regarding the period of performance. Such changes are “change orders” and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the new revenue recognition guidance, the Company found no change in the manner product revenue is recognized. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

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

Disaggregation of Revenue

	Three months ended March 31, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$624,700	$-	$624,700
Media sales	141,100	-	141,100
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$765,800	$58,200	$824,000

	Three months ended March 31, 2019
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$889,400	$-	$889,400
Media sales	200,700	-	200,700
Licensing fees	-	25,200	25,200
Operating fees	-	6,900	6,900
Management fees	-	50,000	50,000
Total Revenue	$1,090,100	$82,100	$1,172,200

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

	Contract Liabilities
	Accounts Receivable, net	Revenue Contract Liabilities	Revenue Contract Assets	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of March 31, 2020	$302,200	$485,600	$463,100	$117,100	$22,000

Balance as of December 31, 2019	686,800	242,500	327,100	32,900	30,200

(Decrease) increase	$(384,600)	$243,100	$136,000	$84,200	$(8,200)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.1 million, of which the Company expects to recognize 100% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2020	December 31, 2019
Field and shop equipment	$2,017,800	$2,240,700
Vehicles	828,400	689,700
Waste destruction equipment, placed in service	557,100	557,100
Furniture and office equipment	346,300	346,300
Leasehold improvements	36,300	36,300
Building and improvements	21,200	21,200
Land	162,900	162,900
	3,970,000	4,054,200
Less: accumulated depreciation and amortization	(3,424,900)	(3,492,400)
Property and equipment, net	$545,100	$561,800

Depreciation expense for the three months ended March 31, 2020 and 2019 was $35,900 and $100,700, respectively. For the three months ended March 31, 2020 and 2019, depreciation expense included in cost of goods sold was $21,000 and $83,400, respectively. For the three months ended March 31, 2020 and 2019, depreciation expense included in selling, general and administrative expenses was $14,900 and $17,300, respectively.

Depreciation expense on leased CoronaLux™ units included in accumulated depreciation and amortization above is $9,700 and $26,700 as of March 31, 2020 and 2019, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31,
	2020	2019
Vehicles, field and shop equipment	$157,900	$370,900
Less: accumulated amortization	(140,400)	(316,300)
	$17,500	$54,600

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(828,300)	193,600
Trade name	54,900	(54,900)	-
	$1,397,100	$(925,700)	$471,400

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(820,200)	201,700
Trade name	54,900	(54,900)	-
	$1,397,100	$(917,600)	$479,500

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $8,000 and $11,700 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – LEASES

The Company has entered operating leases primarily for real estate. These leases have terms which range from 4 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Other assets” on the Company’s March 31, 2020 Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Accrued liabilities” and “Other non-current liabilities” on the Company’s March 31, 2020 Condensed Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2020, and December 31, 2019, total right-of-use assets were $396,400 and $437,300, respectively. As of March 31, 2020, and December 31, 2019, total operating lease liabilities were $426,800 and $437,300, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2020 and 2019, the Company recognized approximately $52,300 and $65,600, respectively, in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Three Months Ended March 31,
	2020	2019

Cash paid for operating lease liabilities	$73,600	$70,900
Right-of-use assets obtained in exchange for new operating lease obligations	13,900	168,200
Weighted-average remaining lease term	8.0 months	12.4 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities in 12-month period ended March 31, 2020 were as follows:

2020	$95,900
2021	83,800
2022	86,300
2023	88,900
2024	91,600
Thereafter	134,700
581,200
Less imputed interest	(154,400)
Total lease liabilities	426,800
Current operating lease liabilities	55,900
Non-current operating lease liabilities	370,900
Total lease liabilities	$426,800

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
Accrued compensation and related taxes	$485,900	$498,000
Accrued interest	770,300	648,600
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	52,700	48,200
Lease liabilities	55,900	86,100
Other	101,800	162,000
Total Accrued Liabilities	$1,616,600	$1,592,900

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2020	2019
Revenue recognized	$1,405,800	$1,074,800
Less: billings to date	(920,200)	(832,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	485,600	242,500

Billings to date	878,600	2,707,200
Revenue recognized	(415,500)	(2,380,100)
Revenue contract liabilities	$463,100	$327,100

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through March 31, 2020, the Company has provided approximately $6.9 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets at March 31, 2020 and December 31, 2019 and are being recognized as revenue ratably over the term of the contract.

NOTE 10 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of March 31, 2020 and December 31, 2019, the outstanding balance due to the IRS by REGS was $1,060,400, and $1,052,200, respectively.

Other than this outstanding payroll tax matter owed exclusively by REGS arising in 2009 and 2010, all state and federal payroll taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of March 31, 2020 and December 31, 2019, was comprised of the following:

	March 31,	December 31,
	2020	2019

SHORT TERM NOTES

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400 and was recorded as interest. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, as issuable under the terms of this agreement. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	$100,000	$100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at March 31, 2020 is approximately $129,500.	298,100	298,100

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee totals $30,000 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the three months ended March 31, 2020, the Company recorded 300,000 shares of its common stock as issuable under the terms of this agreement value at $28,000 and recorded as interest expense. Unpaid one-time fees at March 31, 2020 is approximately $30,000.	500,000	500,000

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. The note is past due as the date of this filing. The Company has not received notice from the lender and continue to accrue interest. For the three months ended March 31, 2020, the Company recorded interest expense of $3,000. Unpaid interest at December 31, 2019 is approximately $9,000.	100,000	100,000

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week and was recorded as interest. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technology, LLC products. The penalty period for shares to be issued has been reached. For the period ended March 31, 2020, the Company recorded 52,500 shares of its common stock as issuable under the terms of this agreement value at $5,100 and recorded as interest expense. Unpaid interest at March 31, 2020 is approximately $10,000.	150,000	150,000

Secured short term note payable dated October 1, 2019 with principal and interest due 6 months from issuance. On April 24, 2020, this note was extended to October 15, 2020. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $13,000 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. For the three months ended March 31, 2020, the Company recorded interest expense of $11,200, and $6,500 of interest related to debt discount. Unpaid interest at March 31, 2020 is approximately $20,600.	300,000	300,000

Secured short term note payable dated December 14, 2019 with principal and interest due 6 months from issuance. The note requires a one-time issuance of 250,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $16,300 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. For the three months ended March 31, 2020, the Company recorded interest expense of $16,800, and $8,200 of interest related to debt discount. Unpaid interest at March 31, 2020 is approximately $20,000.	450,000	450,000

Secured short term note payable dated September 18, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the three months ended March 31, 2020, the Company recorded interest expense of $4,500. Unpaid interest at March 31, 2020 is approximately $9,700.	300,000	300,000

Secured short term note payable dated October 1, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the three months ended March 31, 2020, the Company recorded interest expense of $1,300. Unpaid interest at March 31, 2020 is approximately $2,600.	85,000	85,000

Secured short term note payable dated March 16, 2020, maturing on March 15, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 15, 2021. The Lender receives a one-time option grant to purchase 60,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, with payment of principal and interest. These options were value at approximately $3,500, and are recorded as debt discount, and amortized over the life of the loan. For the three months ended March 31, 2020, the Company recorded interest expense of $600. Unpaid interest at March 31, 2020 is approximately $600.	100,000	-

Secured short term note payable dated March 17, 2020, maturing on March 16, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 16, 2021. The Lender receives a one-time option grant to purchase 30,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, on the maturity date, with payment of principal and interest. These options were value at approximately $2,000, and are recorded as debt discount, and amortized over the life of the loan. For the three months ended March 31, 2020, the Company recorded interest expense of $300. Unpaid interest at March 31, 2020 is approximately $300.	50,000	-

Note payable insurance premium financing, interest at approximately 5.1% per annum, payable in 10 installments of $9,700, due November 1, 2020.	75,800	-

Total Short-term notes	$2,633,900	$2,408,100

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the three months ended March 31, 2020, the Company recorded interest expense of $900. Unpaid interest at March 31, 2020 is approximately $2,500.	$15,000	$15,000

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the three months ended March 31, 2020, the Company recorded interest expense of $7,200. Unpaid interest at March 31, 2020 is approximately $19,800.	125,000	125,000

Unsecured short term note payable dated October 7, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the three months ended March 31, 2020, the Company recorded interest expense of $900. Unpaid interest at March 31, 2020 is approximately $2,000.	15,000	15,000

Total short-term notes - related party	$155,000	$155,000

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. For the three months ended March 31, 2020, the Company recorded interest expense of $35,100. Unpaid interest at March 31, 2020 is approximately $297,300.	$1,605,000	$1,605,000

Total convertible notes	1,605,000	1,605,000
Less: current portion	(1,605,000)	(1,605,000)
Long term convertible notes, including debt discount	$-	$-

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. Monthly payments of principal and accrued interest did not commence in 2019. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. For the three months ended March 31, 2020, the Company recorded interest expense of $24,900. Unpaid interest at March 31, 2020 was approximately $178,400.	$500,000	$500,000

Debt discount	(32,700)	(45,700)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	30,700	43,700

Capital lease obligations, secured by certain assets, maturing through November 2020	7,800	28,500
Total long-term notes and capital lease obligations	505,800	526,500
Less: current portion	(225,700)	(258,100)
Long term notes and capital lease obligations, long-term, including debt discount	$280,100	$268,400

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties are as follows:

	March 31,	December 31,
	2020	2019
Accrued interest	$36,100	$27,100
	$36,100	$27,100

NOTE 13 –DISCONTINUED OPERATIONS

2019 REGS services division

During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. No contracts have been uncompleted; therefore, the division does not have any performance obligations at December 31, 2019. Fifteen employees in the division were terminated at December 31, 2019. The Company is investigating the sale of REGS services division assets as of December 31, 2019. Accordingly, the revenue and expenses associated with the services division are presented as “Discontinued operations” on our consolidated statement of operations and on our consolidated statement of cash flows for the three months ended March 31, 2020, and corresponding 2019 results were reclassified from the reporting classification in fiscal year 2019 for comparative purposes. For the three months ended March 31, 2020 and 2019 we recorded net loss from discontinued operations equal to $0 and $336,700, respectively.

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ended
	March 31,
	2020	2019

Services revenue	$-	$220,200

Services costs	-	(402,300)
General and administrative expenses	-	(122,400)
Salaries and related expenses	-	(104,500)
Other income (expense)	-	72,300
Total expenses	-	(556,900)

Operating income	-	(336,700)
Income tax benefit	-	-
Total income from discontinued operations	$-	$(336,700)

NOTE 14 – EQUITY TRANSACTIONS

2020

During the three months ended March 31, 2020, the Company recorded 352,500 shares of $.001 par value common stock as issued and issuable to short-term note holders as required under their respective short-term notes valued at approximately $33,100. (See Note 11)

During the three months ended March 31, 2020, the Company issued options to purchase 60,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.10 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 134%, a risk-free rate of 0.29%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $3,500 will be amortized over the vesting period and recorded as interest expense.

During the three months ended March 31, 2020, the Company issued options to purchase 30,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.10 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 134%, a risk-free rate of 0.30%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $2,000 will be amortized over the vesting period and recorded as interest expense.

19

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

NOTE 15 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers for the three months ended March 31, 2020 and 2019, that surpassed the 10% threshold of total revenue. In total, these customers represented approximately 50% and 74% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 16 – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the condensed consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective years. Accordingly, basic shares equal diluted shares for all years presented.

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2020	2019
Warrants	1,221,000	2,268,900
Options	1,665,000	125,000
Convertible notes payable, including accrued interest	3,957,900	2,516,100
	6,843,900	4,910,000

NOTE 17 – ENVIRONMENTAL MATTERS AND REGULATION

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

NOTE 18 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar, REGS in FY20 (1)	Environmental Solutions
PWS	Solid Waste

(1)	REGS industrial cleaning was discontinued in 2019 and is reported in discontinued operations. REGS in 2020 is reported in environmental solutions.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2020 and 2019 is as follows:

	Discontinued	Environmental	Solid
2020	Operations	Solutions	Waste	Corporate	Total

Revenue	$-	$765,800	$58,200	$-	$824,000
Depreciation and amortization (1)	-	11,900	9,700	14,400	36,000
Interest expense	-	13,100	-	180,900	194,000
Stock-based compensation	-	-	-	8,300	8,300
Net income (loss)	-	(46,700)	(71,000)	(535,700)	(653,400)
Capital expenditures (cash and noncash)	-	19,300	-	-	19,300
Total assets	$-	$1,849,300	$308,300	$799,700	$2,957,300

	Discontinued	Environmental	Solid
2019	Operations	Solutions	Waste	Corporate	Total

Revenue	$220,200	$1,090,100	$82,100	$-	$1,392,400
Depreciation and amortization (1)	50,900	13,400	27,800	20,300	112,400
Interest expense	10,700	1,900	1,600	135,600	149,800
Stock-based compensation	-	-	-	500	500
Net income (loss)	(336,700)	243,500	(60,200)	(425,500)	(578,900)
Capital expenditures (cash and noncash)	-	-	-	15,000	15,000
Total assets	$586,200	$1,946,200	$380,400	$1,213,500	$4,126,300

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 19 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017 the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at March 31, 2020 and December 31, 2019 was $150,000 and $150,000, respectively.

NOTE 20 – SUBSEQUENT EVENTS

On April 29, 2020, the Company borrowed $10,000 under a short-term note, from a related party. The note bears interest at an annual rate of 8% and matured on June 1, 2020. This note was subsequently paid on May 11, 2020.

On May 4, 2020, the Company borrowed $140,000 under a short-term note, from a related party. The note bears interest at an annual rate of 15% and matured on June 3, 2020. This note was subsequently paid on May 11, 2020.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we have been funded for $590,300 in loans through SEER and our subsidiaries. At the time of this filing, we anticipate having a significant amount of this loan forgiven, however the forgiveness application process is not yet complete. If we do have a portion of these loans not being forgiven, the unqualified portion is to be repaid over 5 years, accruing interest at 1% per annum.

The Company owes two notes to a lender, that accrue penalty shares until the notes are paid in full. The aggregate principal of these notes is $650,000, and shares accrued after April 1, 2020, to the date of this filing total 160,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2020. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment and industrial services. The focus of the SEER family of companies, however is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies and products as well as annuity type revenue streams.

The company now owns and manages four operating entities and two entities that has no significant operations to date.

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) designs and manufactures environmental systems and provides general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted; therefore, the division does not have any performance obligations at December 31, 2019. Fifteen employees in the division were terminated at December 31, 2019. Subsequent to January 1, 2020, REGS is engaged solely to build kilns for PWS, and other customers. The Company is investigating the sale of REGS assets as of December 31, 2019.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach had minimal operations as of March 31, 2020.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $27.6 million as of March 31, 2020, and $27.0 million as of December 31, 2019. For the three months ended March 31, 2020 and 2019 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.7 million and $0.6 million, respectively. As of March 31, 2020, and December 31, 2019 our current liabilities exceed our current assets by approximately $7.6 million and $7.0 million, respectively. The primary reason for the increase in negative working capital from December 31, 2019 to March 31, 2020 is due to a net increase in short term debt of approximately $0.2 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2019.

Realization of a major portion of our assets as of March 31, 2020, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Total revenues were $0.8 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of approximately $0.4 million or 33% in revenues comparing the three months ended March 31, 2020 to the three months ended March 31, 2019 is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from $1.1 million for the three months ended March 31, 2019 to $0.8 million for the three months ended March 31, 2020, a decrease of approximately $0.3 million or approximately 30%. Environmental solutions segment generated less revenue as the volume of media sales decreased, primarily due to a shortage of capital to produce the media internally.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.5 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The increase primarily consists of an increase in salaries and related expenses of approximately $0.1 million in the first quarter of 2020 from the first quarter of 2019, which was a result of classifying most REGS employees in the first quarter of 2019 in discontinued operations, resulting in less comparable employees remaining in continuing operations in 2019. Also contributing, was an increase in stock-based compensation in 2020. Product costs as a percentage of product revenues was 81% in 2020 compared to 59% in 2019. The decrease in margin is primarily due to more media being produced internally in 2019, and REGS costs, related to building kilns, being included in product costs in 2020, which did not exist in 2019. Solid waste costs remained consistent in 2020 and 2019.

Total non-operating other expense, net was a $400 benefit for the three months ended March 31, 2020 compared to $39,900 expense for the three months ended March 31, 2019. The decrease in expense in 2020 compared to 2019 is primarily due to an increase in other income of $0.1 million due to a gain on sale of disposed assets. This was offset by an increase in interest expense of $0.1 million as a result of the increase overall debt outstanding.

There is no provision for income taxes for both the three months ended March 31, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2020 and 2019.

Net loss, before non-controlling interest, for the three months ended March 31, 2020 was $0.7 million compared to a net loss, before non-controlling interest, of $0.6 million for the three months ended March 31, 2019. The net loss attributable to SEER after deducting $27,300 for the non-controlling interest was $0.6 million for the three months ended March 31, 2020 as compared to $0.6 million, after deducting $28,300 in non-controlling interest, and $0.3 million for discontinued operations for the three months ended March 31, 2019. As noted above, the 30% decrease in revenue in 2020 compared to 2019 and an increase of operating expenses of 8% and offset by non-operating expenses during 2020 of 101% was the primary reason for the increase in the net loss.

Results of Discontinued Operations for the Three Months Ended March 31, 2020 and 2019

During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. All revenue and expenses of our REGS subsidiary for 2019 are classified as discontinued operations. Commencing in 2020, all REGS operations involve the building of kilns for PWS and other customers. All discontinued operations consist of our industrial cleaning operations, reported during 2019. We are presenting these in a table form, as the industrial cleaning business operations did not have results in 2020.

	For the three months ended
	March 31,
	2020	2019

Services revenue	$-	$220,200

Services costs	-	(402,300)
General and administrative expenses	-	(122,400)
Salaries and related expenses	-	(104,500)
Other income (expense)	-	72,300
Total expenses	-	(556,900)

Operating income	-	(336,700)
Income tax benefit	-	-
Total income from discontinued operations	$-	$(336,700)

There is no provision for income taxes for both the three months ended March 31, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2020 and 2019.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2020 of $0.3 million compared to net cash used by operating activities for the three months ended March 31, 2019 of $0.6, an decrease of cash used of approximately $0.3 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense and non-cash interest expense. Non-cash adjustments were consistent and totaled $0.1 million for both the three months ended March 31, 2020 and 2019. Changes in account receivable provided $0.6 million more cash in the first quarter of 2020. Increase in account payable and accrued expenses provided $0.4 million, and the increase in deferred revenue provided $0.2 million more in 2020. These were offset by increase in costs in excess of billing using $0.5 more cash in 2020, the increase in prepaid expenses using $0.2 million in 2020, and the increase in inventory used $0.1 million more in cash in the three months ended March 31, 2020.

Investing activities

Net cash used by investing activities was $19,300 for the three months ended March 31, 2020 compared to $211,000 of cash provided for the three months ended March 31, 2019. The purchase of property and equipment was $19,300 for the three months ended March 31, 2020 compared to $15,000 for the purchase of property and equipment for the three months ended March 31, 2019. The proceeds from notes receivable totaled $0.0 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in notes receivable proceeds relates to the Company’s negotiation of an early earnout payment received in full.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019. The net proceeds related to debt of approximately $150,000 in the three months ended March 31, 2020 compared to approximately $500,000 in the three months ended March 31, 2019 and principal payments on debt of $52,500 for the three months ended March 31, 2020 compared to $119,400 for the three months ended March 31, 2019.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $11,700 and $11,800 has been reserved as of March 31, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable.

ITEM 1A. Risk Factors

Please review our report on Form 10-K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2020 to March 31, 2020, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder
January 2020	Common Stock	115,000	$8,050	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
February 2020	Common Stock	115,000	$10,350	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
March 2020	Common Stock	122,500	$14,700	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019 was past due at March 31, 2020. We are accruing 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid. 300,000 shares were recorded as penalty interest during the three months ended March 31, 2020, which was valued at $28,000 based on the date of issuance.

The $100,000 secured short-term note issued on July 2, 2019 was past due at March 31, 2020. We are continuing to accrue interest at the stated rate of 12% until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $150,000 secured short-term note issued on July 18, 2019 was past due at March 31, 2020. We are accruing 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid. 52,500 shares were recorded as penalty interest during the three months ended March 31, 2020, which was valued at $5,100 based on the date of issuance.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company is filing this Form 10-Q after the May 15, 2020 deadline in reliance on the Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Form 10-Q due to circumstances related to the coronavirus disease 2019 (“COVID-19”).

On May 14, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. The disruption imposed on the Company and the Company’s auditors by COVID-19, closures and shelter in place orders in Colorado, Texas, and Illinois caused the Company to experience a delay in its ability to complete and file this Form 10-Q. Consequently, the Company was unable to timely file this Form 10-Q and relied on the Order for the filing of this Form 10-Q.

ITEM 6. EXHIBITS

EXHIBIT INDEX

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2020	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

