Form 10-Q
period 2020-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2020-08-13
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, the Registrant had 63,463,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$158,500	$354,700
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $11,800, respectively	340,400	686,800
Inventory	146,100	104,100
Costs and estimated earnings in excess of billings on uncompleted contracts	387,000	242,500
Prepaid expenses and other current assets	260,000	141,700
Total Current Assets	1,292,000	1,529,800

Property and Equipment, net	619,400	561,800
Intangible Assets, net	463,400	479,500
Right of use assets	470,300	437,300
Other Assets	53,500	53,500

TOTAL ASSETS	$2,898,600	$3,061,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$981,300	$1,189,400
Accrued liabilities	1,716,600	1,506,800
Billings in excess of costs and estimated earnings on uncompleted contracts	325,100	327,100
Deferred revenue	117,100	32,900
Payroll taxes payable	1,068,800	1,052,200
Customer deposits	16,400	10,900
Paycheck protection program liabilities	590,300	-
Short term notes	2,605,400	2,408,100
Short term notes - related party	155,000	155,000
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and capital lease obligations	259,700	258,100
Current portion of lease liabilities	143,100	86,100
Accrued interest - related party	45,100	27,100
Total Current Liabilities	9,628,900	8,658,700

Deferred revenue, non-current	13,700	30,200
Lease liabilities net of current portion	359,300	381,900
Long term debt and capital lease obligations, net of current portion	338,900	268,400
Total Liabilities	10,340,800	9,339,200

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 63,333,575 and 62,591,075 shares issued, issuable ** and outstanding June 30, 2020 and December 31, 2019, respectively	63,300	62,600
Common stock issuable	25,000	25,000
Additional paid-in capital	22,740,100	22,651,100
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(28,153,600)	(26,964,300)
Total stockholders’ deficit	(5,350,200)	(4,250,600)
Non-controlling interest	(2,092,000)	(2,026,700)
Total Deficit	(7,442,200)	(6,277,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,898,600	$3,061,900

The accompanying notes are an integral part of these consolidated financial statements.

*These numbers were derived from the audited financial statements for the year ended December 31, 2019.

**Includes 1,630,000 and 887,500 shares issuable at June 30, 2020 and December 31, 2019, respectively, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$734,300	$890,600	$1,500,100	$1,980,700
Solid waste	58,300	65,300	116,500	147,400
Total revenue	792,600	955,900	1,616,600	2,128,100

Operating expenses:
Products costs	502,100	565,600	1,125,600	1,211,900
Solid waste costs	9,700	10,000	33,300	36,700
General and administrative expenses	293,600	450,500	711,400	845,200
Salaries and related expenses	389,100	325,800	797,500	632,600
Total operating expenses	1,194,500	1,351,900	2,667,800	2,726,400

Loss from operations	(401,900)	(396,000)	(1,051,200)	(598,300)

Other income (expense):
Interest income	-	-	-	9,800
Interest expense	(200,800)	(102,800)	(394,800)	(241,900)
Other	1,500	(13,100)	191,400	76,300
Total non-operating expense, net	(199,300)	(115,900)	(203,400)	(155,800)

Loss from continuing operations	(601,200)	(511,900)	(1,254,600)	(754,100)

Net loss from discontinued operations	-	(479,000)	-	(815,700)
Discontinued operations, net of tax	-	(479,000)	-	(815,700)

Less: Net loss attributable to non-controlling interest	(38,000)	(39,100)	(65,300)	(67,400)
Net loss attributable to SEER common stockholders	$(563,200)	$(951,800)	$(1,189,300)	$(1,502,400)

Net loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	-	(0.01)	-	(0.01)
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding – basic and diluted	63,773,834	61,970,059	63,241,891	61,903,851

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2019	-	$-	62,591,100	$62,600	$22,651,100	$25,000	$(25,000)	$(26,964,300)	$(2,026,700)	$(6,277,300)

Issuance of common stock upon debt penalty	-	-	352,500	300	32,800	-	-	-	-	33,100

Stock-based compensation	-	-	-	-	8,300	-	-	-	-	8,300

Allocated value of common stock and warrants related to debt	-	-	-	-	5,500	-	-	-	-	5,500

Net loss	-	-	-	-	-	-	-	(626,100)	(27,300)	(653,400)

Balances at March 31, 2020	-	-	62,943,600	62,900	22,697,700	25,000	(25,000)	(27,590,400)	(2,054,000)	(6,883,800)

Issuance of common stock upon debt penalty	-	-	390,000	400	41,200	-	-	-	-	41,600

Stock-based compensation	-	-	-	-	1,200	-	-	-	-	1,200

Net loss	-	-	-	-	-	-	-	(563,200)	(38,000)	(601,200)

Balances at June 30, 2020	-	-	63,333,600	63,300	22,740,100	25,000	(25,000)	(28,153,600)	(2,092,000)	(7,442,200)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2018	-	$-	61,703,600	$61,700	$22,531,000	$25,000	$(25,000)	$(24,405,500)	$(2,425,500)	$(4,238,300)

Issuance of common stock upon debt penalty	-	-	200,000	200	18,800	-	-	-	-	19,000

Stock-based compensation	-	-	-	-	600	-	-	-	-	600

Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	-	-	(20,800)	-	(20,800)

Investment in subsidiary	-	-	-	-	-	-	-	-	550,000	550,000

Net loss	-	-	-	-	-	-	-	(550,600)	(28,300)	(578,900)

Balances at March 31, 2019	-	-	61,903,600	61,900	22,550,400	25,000	(25,000)	(24,976,900)	(1,903,800)	(4,268,400)

Issuance of common stock upon debt penalty	-	-	100,000	100	9,100	-	-	-	-	9,200

Stock-based compensation	-	-	-	-	400	-	-	-	-	400

Net loss	-	-	-	-	-	-	-	(951,800)	(39,100)	(990,900)

Balances at June 30, 2019	-	-	62,003,600	62,000	22,559,900	25,000	(25,000)	(25,928,700)	(1,942,900)	(5,249,700)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2020	2019
Net loss from continuing operations	$(1,254,600)	$(754,100)
Loss from discontinued operations	-	(815,700)
Net loss	(1,254,600)	(1,569,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,000	194,400
Stock-based compensation expense	9,500	900
Note receivable discount	-	(9,900)
Non-cash expense for interest, common stock issued for debt penalty	74,700	29,300
Provision for doubtful accounts receivable	(10,800)	-
Non-cash expense for interest, accretion of debt discount	31,400	8,300
Changes in operating assets and liabilities:
Accounts receivable	357,200	550,000
Costs in excess of billings on uncompleted contracts	(144,500)	222,000
Inventory	(42,000)	-
Prepaid expenses and other assets	(56,600)	(135,400)
Accounts payable and accrued liabilities	59,700	90,300
Billings in excess of revenue on uncompleted contracts	(2,000)	(239,000)
Deferred revenue	67,700	(175,100)
Payroll taxes payable	16,600	16,500
Net cash used by operating activities	(803,700)	(1,017,500)
Cash flows from investing activities:
Purchase of property and equipment	(131,600)	(64,500)
Proceeds from outside minority investment in new subsidiary	-	226,000
Proceeds from notes receivable	-	552,800
Net cash (used in) provided by investing activities	(131,600)	714,300
Cash flows from financing activities:
Payments of notes and capital lease obligations	(113,400)	(205,500)
Proceeds from paycheck protection program	590,300	-
Proceeds from short-term notes	262,200	500,000

Net cash provided by financing activities	739,100	294,500
Net decrease in cash	(196,200)	(8,700)
Cash at the beginning of period	354,700	115,700
Cash at the end of period	$158,500	$107,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,300	$109,900
Financing of prepaid insurance premiums	$94,700	$330,200

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The three wholly-owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provided industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities, which is included in discontinued operations for fiscal years 2019. REGS is solely engaged in building kilns after the industrial cleaning has been discontinued; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

The three majority-owned subsidiaries include 1) Paragon Waste Solutions, LLC (“PWS”), 2) ReaCH4Biogas (“Reach”), and 3) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER, Reach is owned 85% by SEER and PelleChar is owned 51% by SEER.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the six months ended June 30, 2020.

PelleChar was established in September 2018 and is owned 90% by SEER as of December 31, 2019. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the six months ended June 30, 2020 PelleChar had minimal activity related to startup of operations, and an increasing sales effort.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $28.2 million as of June 30, 2020, and $27.0 million as of December 31, 2019. For the six months ended June 30, 2020 and 2019, the Company incurred net losses from continuing operations of approximately $1.3 million and $0.8 million, respectively. The Company had a working capital deficit of approximately $8.3 million at June 30, 2020, an increase of $1.2 million in working capital deficit from $7.1 million at December 31, 2019. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of June 30, 2020, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the six months ended June 30, 2020 the Company raised approximately $0.9 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $0.1 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the six months ended June 30, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	June 30, 2020	December 31, 2019

Finished goods	$-	$60,400
Work in process	113,400	15,800
Raw materials	32,700	27,900
	$146,100	$104,100

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended June 30, 2020 and 2019 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at June 30, 2020 and 2019. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Disaggregation of Revenue

	Three months ended June 30, 2020
	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Product sales	$353,000	-	$353,000
Media sales	381,300	-	381,300
Licensing fees	-	8,300	8,300
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$734,300	$58,300	$792,600

	Three months ended June 30, 2019
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Industrial cleaning services	$-	$-	$-
Product sales	759,000	-	759,000
Media sales	131,600	-	131,600
Licensing fees	-	8,200	8,200
Operating fees	-	7,100	7,100
Management fees	-	50,000	50,000
Total Revenue	$890,600	$65,300	$955,900

	Six months ended June 30, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$977,700	-	$977,700
Media sales	522,400	-	522,400
Licensing fees	-	16,500	16,500
Operating fees	-	-	-
Management fees	-	100,000	100,000
Total Revenue	$1,500,100	$116,500	$1,616,600

	Six months ended June 30, 2019
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$1,648,400	-	$1,648,400
Media sales	332,300	-	332,300
Licensing fees	-	33,500	33,500
Operating fees	-	13,900	13,900
Management fees	-	100,000	100,000
Total Revenue	$1,980,700	$147,400	$2,128,100

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Revenue Contract Assets	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of June 30, 2020	$340,400	$387,000	$325,100	$117,100	$13,700

Balance as of December 31, 2019	686,800	242,500	327,100	32,900	30,200

(Decrease) increase	$(346,400)	$144,500	$(2,000)	$84,200	$(16,500)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $0.8 million, of which the Company expects to recognize approximately 90% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2020	December 31, 2019
Field and shop equipment	$2,130,100	$2,240,700
Vehicles	828,400	689,700
Waste destruction equipment, placed in service	557,100	557,100
Furniture and office equipment	346,300	346,300
Leasehold improvements	36,300	36,300
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,082,300	4,054,200
Less: accumulated depreciation and amortization	(3,462,900)	(3,492,400)
Property and equipment, net	$619,400	$561,800

Depreciation expense for the three months ended June 30, 2020 and 2019 was $37,900 and $73,300, respectively. For the three months ended June 30, 2020 and 2019, depreciation expense included in cost of goods sold was $24,600 and $53,200, respectively. For the three months ended June 30, 2020 and 2019, depreciation expense included in selling, general and administrative expenses was $13,300 and $20,100, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 was $73,900 and $174,000, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense included in cost of goods sold was $45,700 and $136,600, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense included in selling, general and administrative expenses was $28,200 and $37,400, respectively.

Depreciation expense on leased CoronaLux™ units included in accumulated depreciation and amortization above is $19,400 and $28,200 as of June 30, 2020 and 2019, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30,	December 31,
	2020	2019
Vehicles, field and shop equipment	$157,900	$370,900
Less: accumulated amortization	(142,100)	(316,300)
	$15,800	$54,600

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(836,300)	185,600
Trade name	54,900	(54,900)	-
	$1,397,100	$(933,700)	$463,400

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(820,200)	201,700
Trade name	54,900	(54,900)	-
	$1,397,100	$(917,600)	$479,500

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $8,000 and $8,800 for the three months ended June 30, 2020 and 2019, respectively. The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $16,100 and $20,400 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 6 – LEASES

The Company has entered operating leases primarily for real estate. These leases have terms which range from 4 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Other assets” on the Company’s June 30, 2020 Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Accrued liabilities” and “Other non-current liabilities” on the Company’s June 30, 2020 Condensed Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2020, and December 31, 2019, total right-of-use assets were $470,300 and $437,300, respectively. As of June 30, 2020, and December 31, 2019, total operating lease liabilities were $502,400 and $468,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended June 30, 2020 and 2019, the Company recognized approximately $51,900 and $68,300, respectively, in operating lease costs for right-of-use assets. In the six months ended June 30, 2020 and 2019, the Company recognized approximately $148,000 and $133,900, respectively, in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Six Months Ended June 30,
	2020	2019

Cash paid for operating lease liabilities	$156,800	$156,200
Right-of-use assets obtained in exchange for new operating lease obligations	89,400	117,800
Weighted-average remaining lease term	9.6 months	10.8 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of June 30, 2020 were as follows:
2020	$112,800
2021	114,700
2022	85,700
2023	88,300
2024	90,900
Thereafter	157,700
650,100
Less imputed interest	(147,700)
Total lease liabilities	502,400
Current operating lease liabilities	143,100
Non-current operating lease liabilities	359,300
Total lease liabilities	$502,400

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2020	2019

Accrued compensation and related taxes	$496,000	$498,000
Accrued interest	894,300	648,600
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	57,200	48,200
Other	119,100	162,000
Total Accrued Liabilities	$1,716,600	$1,506,800

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30,	December 31,
	2020	2019

Revenue recognized	$1,475,300	$1,074,800
Less: billings to date	(1,088,300)	(832,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	387,000	242,500

Billings to date	415,200	2,707,200
Revenue recognized	(90,100)	(2,380,100)

Revenue contract liabilities	$325,100	$327,100

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through June 30, 2020, the Company has provided approximately $6.9 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets. The balance at June 30, 2020 and December 31, 2019 are $46,700 and $63,100, respectively, and are being recognized as revenue ratably over the term of the contract.

NOTE 10 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

As of June 30, 2020, and December 31, 2019, the outstanding balance due to the IRS by REGS was $1,068,800, and $1,052,200, respectively.

Other than this outstanding payroll tax matter, which is owed exclusively by REGS, arising in 2009 and 2010, all state and federal payroll taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of June 30, 2020 and December 31, 2019, was comprised of the following:

	June 30,	December 31,
	2020	2019
PAYCHECK PROTECTION PROGRAM

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan forgiven, however the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans are to be repaid over 5 years, accruing interest at 1% per annum.	$590,300	$-

Total paycheck protection program liabilities	$590,300	$-

SHORT TERM NOTES

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400 and was recorded as interest. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, as issuable under the terms of this agreement. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	$100,000	$100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at June 30, 2020 is approximately $151,700.	298,100	298,100

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee totals $30,000 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the six months ended June 30, 2020, the Company recorded 600,000 shares of its common stock as issuable under the terms of this agreement value at $60,000 and recorded as interest expense. Unpaid one-time fees at June 30, 2020 is approximately $30,000.	500,000	500,000

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. The note is past due as the date of this filing. The Company has not received notice from the lender and continue to accrue interest. For the six months ended June 30, 2020, the Company recorded interest expense of $6,000. Unpaid interest at June 30, 2020 is approximately $12,000.	100,000	100,000

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week and was recorded as interest. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technology, LLC products. The penalty period for shares to be issued has been reached. For the six months ended June 30, 2020, the Company recorded 142,500 shares of its common stock as issuable under the terms of this agreement value at $14,700 and recorded as interest expense. Unpaid interest at June 30, 2020 is approximately $10,000.	150,000	150,000

Secured short term note payable dated October 1, 2019 with principal and interest due 6 months from issuance. On April 24, 2020, this note was extended to October 15, 2020. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $13,000 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. For the six months ended June 30, 2020, the Company recorded interest expense of $22,400, and $7,600 of interest related to debt discount. Unpaid interest at June 30, 2020 is approximately $31,800.	300,000	300,000

Secured short term note payable dated December 14, 2019 with principal and interest due 6 months from issuance. The note requires a one-time issuance of 250,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $16,300 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. For the six months ended June 30, 2020, the Company recorded interest expense of $33,700, and $14,900 of interest related to debt discount. Unpaid interest at March 31, 2020 is approximately $36,800.	450,000	450,000

Secured short term note payable dated September 18, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the six months ended June 30, 2020, the Company recorded interest expense of $9,000. Unpaid interest at June 30, 2020 is approximately $14,200.	300,000	300,000

Secured short term note payable dated October 1, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the six months ended June 30, 2020, the Company recorded interest expense of $2,500. Unpaid interest at June 30, 2020 is approximately $3,800.	85,000	85,000

Secured short term note payable dated March 16, 2020, maturing on March 15, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 15, 2021. The Lender receives a one-time option grant to purchase 60,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, with payment of principal and interest. These options were value at approximately $3,500, and are recorded as debt discount, and amortized over the life of the loan. For the six months ended June 30, 2020, the Company recorded interest expense of $4,100. Unpaid interest at June 30, 2020 is approximately $4,100.	100,000	-

Secured short term note payable dated March 17, 2020, maturing on March 16, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 16, 2021. The Lender receives a one-time option grant to purchase 30,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, on the maturity date, with payment of principal and interest. These options were value at approximately $2,000, and are recorded as debt discount, and amortized over the life of the loan. For the six months ended June 30, 2020, the Company recorded interest expense of $2,000. Unpaid interest at March 31, 2020 is approximately $2,000.	50,000	-

Note payable insurance premium financing, interest at approximately 5.1% per annum, payable in 10 installments of $9,700, due November 1, 2020.	47,300	-

Total Short-term notes	$2,605,400	$2,408,100

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the six months ended June 30, 2020, the Company recorded interest expense of $1,800. Unpaid interest at June 30, 2020 is approximately $3,400.	$15,000	$15,000

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the six months ended June 30, 2020, the Company recorded interest expense of $14,400. Unpaid interest at June 30, 2020 is approximately $27,000.	125,000	125,000

Unsecured short term note payable dated October 7, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the six months ended June 30, 2020, the Company recorded interest expense of $1,800. Unpaid interest at June 30, 2020 is approximately $2,900.	15,000	15,000

Total short-term notes - related party	$155,000	$155,000

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. For the six months ended June 30, 2020, the Company recorded interest expense of $70,300. Unpaid interest at June 30, 2020 is approximately $332,500.	$1,605,000	$1,605,000

Total convertible notes	1,605,000	1,605,000
Less: current portion	(1,605,000)	(1,605,000)
Long term convertible notes, including debt discount	$-	$-

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. Monthly payments of principal and accrued interest did not commence in 2019. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. For the six months ended June 30, 2020, the Company recorded interest expense of $47,500. Unpaid interest at June 30, 2020 was approximately $201,100.	$500,000	$500,000

Note payable dated April 2020, interest at 6.8% per annum, secured by a piece of heavy equipment, of which the borring was used to purchase. Forty-eight monthly payments of principal and accrued interest of $2,400, commence on April 17, 2020. For the six months ended June 30, 2020, the Company recorded interest expense of $1,700. Unpaid interest at June 30, 2020 was $0.	$95,500	$-

Debt discount	(19,800)	(45,700)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	17,500	43,700

Capital lease obligations, secured by certain assets, maturing through November 2020	5,400	28,500
Total long-term notes and capital lease obligations	598,600	526,500
Less: current portion	(259,700)	(258,100)
Long term notes and capital lease obligations, long-term, including debt discount	$338,900	$268,400

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties are as follows:

	June 30,	December 31,
	2020	2019
Accrued interest	$45,100	$27,100
	$45,100	$27,100

See Note 11 – Debt for short term notes payable to related parties.

NOTE 13 – DISCONTINUED OPERATIONS

2019 REGS services division

During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. No contracts have been uncompleted; therefore, the division does not have any performance obligations at December 31, 2019. Fifteen employees in the division were terminated at December 31, 2019. The Company is investigating the sale of REGS services division assets as of December 31, 2019. Accordingly, the revenue and expenses associated with the services division are presented as “Discontinued operations” on our consolidated statement of operations and on our consolidated statement of cash flows for the three and six months ended June 30, 2020, and corresponding 2019 results were reclassified from the reporting classification in fiscal year 2019 for comparative purposes. For the three months ended June 30, 2020 and 2019 we recorded net loss from discontinued operations equal to $0 and $479,000, respectively. For the six months ended June 30, 2020 and 2019 we recorded net loss from discontinued operations equal to $0 and $815,700, respectively.

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Services revenue	$-	$505,200	$-	$725,400

Services costs	-	(753,100)	-	(1,155,400)
General and administrative expenses	-	(115,000)	-	(237,400)
Salaries and related expenses	-	(113,600)	-	(218,100)
Other income (expense)	-	(2,500)	-	69,800
Total expenses	-	(984,200)	-	(1,541,100)

Operating income	-	(479,000)	-	(815,700)
Income tax benefit	-	-	-	-

Total income from discontinued operations	$-	$(479,000)	$-	$(815,700)

NOTE 14 – EQUITY TRANSACTIONS

2020

During the six months ended June 30, 2020, the Company recorded 742,500 shares of $.001 par value common stock as issued and issuable to short-term note holders as required under their respective short-term notes valued at approximately $74,700 (See Note 11).

During the six months ended June 30, 2020, the Company issued options to purchase 60,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.10 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 134%, a risk-free rate of 0.29%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $3,500 will be amortized over the vesting period and recorded as interest expense.

During the six months ended June 30, 2020, the Company issued options to purchase 30,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.10 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 134%, a risk-free rate of 0.30%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $2,000 will be amortized over the vesting period and recorded as interest expense.

2019

During the six months ended June 30, 2019, the Company issued 300,000 shares of $.001 par value common stock to short-term note holders as required under their respective note agreements (See Note 11).

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

NOTE 15 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to one customer for the six months ended June 30, 2020 and two for the six months ended June 30, 2019, that surpassed the 10% threshold of total revenue. In total, these customers represented approximately 14% and 32% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2020	2019
Warrants	721,000	2,268,900
Options	1,665,000	125,000
Convertible notes payable, including accrued interest	4,398,100	2,516,100
	6,784,100	4,910,000

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

Segment information for the three and six months ended June 30, 2020 and 2019 is as follows:

Three Months ended

	Discontinued	Environmental	Solid
2020	Operations	Solutions	Waste	Corporate	Total

Revenue	$-	$734,300	$58,300	$-	$792,600
Depreciation and amortization (1)	-	15,400	9,700	12,800	37,900
Interest expense	-	12,300	-	188,500	200,800
Stock-based compensation	-	-	-	1,200	1,200
Net income (loss)	-	(84,400)	(61,900)	(454,900)	(601,200)
Capital expenditures (cash and noncash)	-	45,200	-	-	45,200
Total assets	$-	$2,031,900	$297,400	$569,300	$2,898,600

	Discontinued	Environmental	Solid
2019	Operations	Solutions	Waste	Corporate	Total

Revenue	$505,200	$890,600	$65,300	$-	$1,461,100
Depreciation and amortization (1)	37,800	10,500	10,800	22,900	82,000
Interest expense	9,500	1,800	-	101,100	112,400
Stock-based compensation	-	-	-	400	400
Net income (loss)	(479,000)	139,100	(84,900)	(527,000)	(951,800)
Capital expenditures (cash and noncash)	6,900	-	-	42,700	49,600
Total assets	$665,000	$1,143,400	$344,200	$864,900	$3,017,500

Six months ended

	Discontinued	Environmental	Solid
2020	Operations	Solutions	Waste	Corporate	Total

Revenue	$-	$1,500,100	$116,500	$-	$1,616,600
Depreciation and amortization (1)	-	27,300	19,400	27,200	73,900
Interest expense	-	25,400	-	369,400	394,800
Stock-based compensation	-	-	-	9,500	9,500
Net income (loss)	-	(131,100)	(132,900)	(990,600)	(1,254,600)
Capital expenditures (cash and noncash)	-	64,500	-	-	64,500
Total assets	$-	$2,031,900	$297,400	$569,300	$2,898,600

	Discontinued	Environmental	Solid
2019	Operations	Solutions	Waste	Corporate	Total

Revenue	$725,400	$1,980,700	$147,400	$-	$2,853,500
Depreciation and amortization (1)	88,700	23,900	38,600	43,200	194,400
Interest expense	20,200	3,700	1,600	236,700	262,200
Stock-based compensation	-	-	-	900	900
Net income (loss)	(815,700)	359,100	(146,400)	(899,400)	(1,502,400)
Capital expenditures (cash and noncash)	6,900	-	-	57,600	64,500
Total assets	$665,000	$1,143,400	$344,200	$864,900	$3,017,500

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 19 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017, the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at June 30, 2020 and December 31, 2019 was $150,000.

NOTE 20 – SUBSEQUENT EVENTS

On July 8, 2020, the Company borrowed $220,000 under a short-term note. The note bears interest at an annual rate of 15% simple interest and matures on December 7, 2020. Upon maturity of this note, 125,000 shares of common stock are also payable, valued at the date of issuance of the note at $0.09 per shares, or $11,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2020. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

The company now owns and manages four operating entities and two entities that have no significant operations to date.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach had minimal operations as of June 30, 2020.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $28.2 million as of June 30, 2020, and $27.0 million as of December 31, 2019. For the six months ended June 30, 2020 and 2019 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1.3 million and $0.8 million, respectively. As of June 30, 2020, and December 31, 2019 our current liabilities exceed our current assets by approximately $8.3 million and $7.1 million, respectively. The primary reason for the increase in negative working capital from December 31, 2019 to June 30, 2020 is due to a net increase in short term debt of approximately $0.8 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2019.

Realization of a major portion of our assets as of June 30, 2020, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Total revenues were $0.8 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.2 million or 17% in revenues comparing the three months ended June 30, 2020 to the three months ended June 30, 2019 is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from $0.9 million for the three months ended June 30, 2019 to $0.7 million for the three months ended June 30, 2020, a decrease of approximately $0.2 million or approximately 18%. Environmental solutions segment generated less revenue as the volume of media sales decreased, primarily due to a shortage of capital to produce the media internally, and the general slowdown of our construction contracts due to the slowdown in the economy attributable to the COVID-19 pandemic.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.2 million for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019. The decrease primarily consists of a decrease in general and administrative expenses of approximately $0.2 million in the second quarter of 2020 from the second quarter of 2019, which was a result of reduced insurance expenses, and professional services during the quarter.

Total non-operating other expense, net was $0.2 million for the three months ended June 30, 2020 compared to $0.1 million for the three months ended June 30, 2019. The increase in expense in 2020 compared to 2019 is primarily due to an increase in interest expense of $0.1 million as a result of the increase overall debt outstanding.

There is no provision for income taxes for both the six months ended June 30, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2020 and 2019.

Net loss, before non-controlling interest, for the three months ended June 30, 2020 was $0.6 million compared to a net loss, before non-controlling interest, of $0.5 million for the three months ended June 30, 2019. The net loss attributable to SEER after deducting $38,000 for the non-controlling interest was $0.6 million for the three months ended June 30, 2020 as compared to $1.0 million, after deducting $39,100 in non-controlling interest, and a loss of $0.5 million for discontinued operations for the three months ended June 30, 2019. As noted above, an decrease in non-operating expenses during 2020 of 69%, a decrease of operating expenses of 11%, offset by a 17% decrease in revenue in 2020 compared to 2019, was the primary reason for the decrease in the net loss.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Total revenues were $1.6 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.5 million or 24% in revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019 is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from approximately $2.0 million for the six months ended June 30, 2019 to approximately $1.5 million for the six months ended June 30, 2020, a decrease of approximately $0.5 million or approximately 24%. Environmental solutions segment generated less revenue as the volume of media sales decreased, primarily due to a shortage of capital to produce the media internally, and the general slowdown of our construction contracts due to the slowdown in the economy attributable to the COVID-19 pandemic.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $2.67 million for the six months ended June 30, 2020 compared to $2.73 million for the six months ended June 30, 2019. The decrease primarily consists of a decrease in general and administrative expenses of approximately $0.1 million in the six months ending June 30, 2020 from the six months ended June 30, 2019, which was a result of reduced insurance expenses, and professional services during the first half of fiscal year 2020.

Total non-operating expense remained consistent at approximately $0.2 million for the six months ended June 30, 2020, and 2019.

There is no provision for income taxes for both the six months ended June 30, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2020 and 2019.

Net loss, before non-controlling interest, for the six months ended June 30, 2020 was $1.3 million compared to a net loss, before non-controlling interest, of $0.8 million for the six months ended June 30, 2019. The net loss attributable to SEER after deducting $65,300 for the non-controlling interest was $1.2 million for the six months ended June 30, 2020 as compared to $1.5 million, after deducting $67,400 in non-controlling interest, and $0.8 million for discontinued operations for the six months ended June 30, 2019. As noted above, a 28% decrease in non-operating expenses, and a decrease of operating expenses of 3%, offset by a decrease in revenue of 24% in 2020 compared to 2019, was the primary reason for the decrease in the net loss.

Results of Discontinued Operations for the Three and Six Months Ended June 30, 2020 and 2019

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Services revenue	$-	$505,200	$-	$725,400

Services costs	-	(753,100)	-	(1,155,400)
General and administrative expenses	-	(115,000)	-	(237,400)
Salaries and related expenses	-	(113,600)	-	(218,100)
Other income (expense)	-	(2,500)	-	69,800
Total expenses	-	(984,200)	-	(1,541,100)

Operating income	-	(479,000)	-	(815,700)
Income tax benefit	-	-	-	-

Total income from discontinued operations	$-	$(479,000)	$-	$(815,700)

There is no provision for income taxes for both the three or six months ended June 30, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2020 and 2019.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the six months ended June 30, 2020 of $0.8 million compared to net cash used by operating activities for the six months ended June 30, 2019 of $1.0, an decrease of cash used of approximately $0.2 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, and non-cash interest expense. Non-cash adjustments totaled $0.4 million for the six months ended June 30, 2020, compared to $0.2 million for the six months ended June 30, 2019. Provision for bad debt totaled $0.2 million during the six months ended June 30, 2020 compared to $0 in the comparative period in 2019. In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in account receivable provided $0.2 million in cash in the first half of 2020, compared to $0.6 million in the first half of 2019, b) increase in deferred revenue provided $0.1 million in the first half of 2020, compared to using $0.2 million in the first half of 2019, and c) the increase in costs in excess of billing using $0.1 cash in the first half of 2020 compared to providing $0.2 million in the first half of 2019.

Investing activities

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2020 compared to $0.7 million of cash provided for the six months ended June 30, 2019. The purchase of property and equipment was consistent at $0.1 for the six months ended June 30, 2020 and 2019, respectively. The proceeds from notes receivable totaled $0 and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in notes receivable proceeds relates to the Company’s negotiation of an early earnout payment received in full. The proceeds from outside minority interest investment in new subsidiary totaled $0 and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2020 compared to $0.3 million for the six months ended June 30, 2019. The net proceeds related to debt of approximately $0.8 in the six months ended June 30, 2020 compared to approximately $0.5 million in the six months ended June 30, 2019 and principal payments on debt of $0.1 million for the six months ended June 30, 2020 compared to $0.2 million for the six months ended June 30, 2019.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $1,000 and $11,800 has been reserved as of June 30, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of June 30, 2020.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable.

ITEM 1A. Risk Factors

Please review our report on Form 10-K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly report ended June 30, 2020, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder

April 2020	Common Stock	130,000	$14,300	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
May 2020	Common Stock	130,000	$14,300	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
June 2020	Common Stock	130,000	$13,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019 was past due at June 30, 2020. We are accruing 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid. 600,000 shares were recorded as penalty interest during the six months ended June 30, 2020, which was valued at $60,000 based on the date of issuance.

The $100,000 secured short-term note issued on July 2, 2019 was past due at June 30, 2020. We are continuing to accrue interest at the stated rate of 12% until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $150,000 secured short-term note issued on July 18, 2019 was past due at June 30, 2020. We are accruing 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid. 142,500 shares were recorded as penalty interest during the six months ended June 30, 2020, which was valued at $14,700 based on the date of issuance.

The $450,000 secured short-term note issued on December 14, 2019 was past due at June 30, 2020. We are continuing to accrue interest at the stated rate of 15% until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

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

Dated: August 13, 2020	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

