Form 10-Q
period 2020-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2020-11-23
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 23, 2020, the Registrant had 64,498,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$197,200	$354,700
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $11,800, respectively	473,700	686,800
Inventory	95,100	104,100
Costs and estimated earnings in excess of billings on uncompleted contracts	309,600	242,500
Prepaid expenses and other current assets	209,200	141,700
Total Current Assets	1,284,800	1,529,800

Property and equipment, net	585,700	561,800
Intangible Assets, net	455,400	479,500
Right of use assets	425,000	437,300
Other assets	53,500	53,500

TOTAL ASSETS	$2,804,400	$3,061,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,052,600	$1,189,400
Accrued liabilities	1,841,000	1,506,800
Billings in excess of costs and estimated earnings on uncompleted contracts	312,100	327,100
Deferred revenue	32,900	32,900
Payroll taxes payable	1,077,100	1,052,200
Customer deposits	16,400	10,900
Paycheck protection program liabilities	590,300	-
Short term notes	3,051,700	2,408,100
Short term notes - related party	155,000	155,000
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and capital lease obligations	243,800	258,100
Current portion of lease liabilities	110,100	86,100
Accrued interest - related party	44,100	27,100
Total Current Liabilities	10,132,100	8,658,700

Deferred revenue, non-current	5,500	30,200
Lease liabilities net of current portion	347,300	381,900
Long term debt and capital lease obligations, net of current portion	330,700	268,400
Total Liabilities	10,815,600	9,339,200

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 64,498,575 and 62,591,075 shares issued, issuable ** and outstanding September 30, 2020 and December 31, 2019, respectively	64,500	62,600
Common stock issuable	25,000	25,000
Additional paid-in capital	22,825,600	22,651,100
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(28,778,600)	(26,964,300)
Total stockholders’ deficit	(5,888,500)	(4,250,600)
Non-controlling interest	(2,122,700)	(2,026,700)
Total Deficit	(8,011,200)	(6,277,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,804,400	$3,061,900

The accompanying notes are an integral part of these consolidated financial statements.

*These numbers were derived from the audited financial statements for the year ended December 31, 2019.

**Includes 2,795,000 and 887,500 shares issuable at September 30, 2020 and December 31, 2019, respectively, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$992,000	$953,300	$2,492,100	$2,934,000
Solid waste	58,200	58,200	174,700	205,600
Total revenue	1,050,200	1,011,500	2,666,800	3,139,600

Operating expenses:
Products costs	816,000	499,400	1,941,600	1,711,300
Solid waste costs	9,700	9,700	43,000	46,400
General and administrative expenses	250,300	330,700	961,700	1,175,900
Salaries and related expenses	415,300	307,800	1,212,800	940,400
Total operating expenses	1,491,300	1,147,600	4,159,100	3,874,000

Loss from operations	(441,100)	(136,100)	(1,492,300)	(734,400)

Other income (expense):
Interest income	-	-	-	9,800
Interest expense	(234,300)	(175,000)	(629,100)	(417,000)
Other	19,700	300,500	211,100	376,700
Total non-operating expense, net	(214,600)	125,500	(418,000)	(30,500)

Loss from continuing operations	(655,700)	(10,600)	(1,910,300)	(764,900)

Net loss from discontinued operations	-	(505,400)	-	(1,320,900)
Discontinued operations, net of tax	-	(505,400)	-	(1,320,900)

Net loss	(655,700)	(516,000)	(1,910,300)	(2,085,800)

Less: Net loss attributable to non-controlling interest	(30,700)	(36,000)	(96,000)	(103,400)

Net loss attributable to SEER common stockholders	$(625,000)	$(480,000)	$(1,814,300)	$(1,982,400)

Net loss from continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Discontinued operations	-	(0.01)	-	(0.02)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	64,200,640	62,152,488	63,865,814	61,987,641

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2019	-	$-	62,591,100	$62,600	$22,651,100	$25,000	$(25,000)	$(26,964,300)	$(2,026,700)	$(6,277,300)

Issuance of common stock upon debt penalty	-	-	352,500	300	32,800	-	-	-	-	33,100

Stock-based compensation	-	-	-	-	8,300	-	-	-	-	8,300

Allocated value of common stock and warrants related to debt	-	-	-	-	5,500	-	-	-	-	5,500

Net loss	-	-	-	-	-	-	-	(626,100)	(27,300)	(653,400)

Balances at March 31, 2020	-	-	62,943,600	62,900	22,697,700	25,000	(25,000)	(27,590,400)	(2,054,000)	(6,883,800)

Issuance of common stock upon debt penalty	-	-	390,000	400	41,200	-	-	-	-	41,600

Stock-based compensation	-	-	-	-	1,200	-	-	-	-	1,200

Net loss	-	-	-	-	-	-	-	(563,200)	(38,000)	(601,200)

Balances at June 30, 2020	-	-	63,333,600	63,300	22,740,100	25,000	(25,000)	(28,153,600)	(2,092,000)	(7,442,200)

Issuance of common stock upon debt penalty	-	-	390,000	400	50,300	-	-	-	-	50,700

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	775,000	800	30,500	-	-	-	-	31,300

Net loss	-	-	-	-	-	-	-	(625,000)	(30,700)	(655,700)

Balances at September 30, 2020	-	$-	64,498,600	$64,500	$22,825,600	$25,000	$(25,000)	$(28,778,600)	$(2,122,700)	$(8,011,200)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2018	-	$-	61,703,600	$61,700	$22,531,000	$25,000	$(25,000)	$(24,405,500)	$(2,425,500)	$(4,238,300)

Issuance of common stock upon debt penalty	-	-	200,000	200	18,800	-	-	-	-	19,000

Stock-based compensation	-	-	-	-	600	-	-	-	-	600

Adoption of ASU 2016-02, Leases (Topic 842)	-	-	-	-	-	-	-	(20,800)	-	(20,800)

Investment in subsidiary	-	-	-	-	-	-	-	-	550,000	550,000

Net loss	-	-	-	-	-	-	-	(550,600)	(28,300)	(578,900)

Balances at March 31, 2019	-	-	61,903,600	61,900	22,550,400	25,000	(25,000)	(24,976,900)	(1,903,800)	(4,268,400)

Issuance of common stock upon debt penalty	-	-	100,000	100	9,100	-	-	-	-	9,200

Stock-based compensation	-	-	-	-	400	-	-	-	-	400

Net loss	-	-	-	-	-	-	-	(951,800)	(39,100)	(990,900)

Balances at June 30, 2019	-	-	62,003,600	62,000	22,559,900	25,000	(25,000)	(25,928,700)	(1,942,900)	(5,249,700)

Issuance of common stock upon debt penalty	-	-	250,000	300	21,700	-	-	-	-	22,000

Stock-based compensation	-	-	-	-	41,500	-	-	-	-	41,500

Net loss	-	-	-	-	-	-	-	(480,000)	(36,000)	(516,000)

Balances at September 30, 2019	-	$-	62,253,600	$62,300	$22,623,100	$25,000	$(25,000)	$(26,408,700)	$(1,978,900)	$(5,702,200)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(1,910,300)	$(764,900)
Loss from discontinued operations	-	(1,320,900)
Net loss	(1,910,300)	(2,085,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,700	275,700
Stock-based compensation expense	14,200	5,200
Note receivable discount	-	(9,900)
Non-cash expense for interest, common stock issued for debt penalty	125,400	51,300
Provision for doubtful accounts receivable	(10,800)	-
Non-cash expense for interest, accretion of debt discount	60,100	49,700
Gain on disposition of assets	-	3,100
Changes in operating assets and liabilities:
Accounts receivable	223,900	597,000
Costs in excess of billings on uncompleted contracts	(67,100)	(60,000)
Inventory	(136,300)	-
Prepaid expenses and other assets	39,500	(41,700)
Accounts payable and accrued liabilities	220,000	(600)
Billings in excess of revenue on uncompleted contracts	(15,000)	(250,800)
Deferred revenue	(24,700)	(183,300)
Payroll taxes payable	24,900	24,900
Net cash used in operating activities	(1,324,500)	(1,625,200)
Cash flows from investing activities:
Purchase of property and equipment	(131,600)	(70,100)
Proceeds from outside minority investment in new subsidiary	-	226,000
Proceeds from notes receivable	-	552,800
Net cash (used in) provided by investing activities	(131,600)	708,700
Cash flows from financing activities:
Payments of notes and capital lease obligations	(173,900)	(324,300)
Proceeds from short-term notes	882,200	1,190,000
Proceeds from paycheck protection program	590,300	-

Net cash provided by financing activities	1,298,600	865,700
Net decrease in cash	(157,500)	(50,800)
Cash at the beginning of period	354,700	115,700
Cash at the end of period	$197,200	$64,900

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,200	$137,300
Financing of prepaid insurance premiums	$94,700	$330,200

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had minimal operations for the nine months ended September 30, 2020.

PelleChar was established in September 2018 and is owned 90% by SEER as of December 31, 2019. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the nine months ended September 30, 2020 PelleChar activity related to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the nine months then ended.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $28.8 million as of September 30, 2020, and $27.0 million as of December 31, 2019. For the nine months ended September 30, 2020 and 2019, the Company incurred net losses from continuing operations of approximately $1.9 million and $0.8 million, respectively. The Company had a working capital deficit of approximately $8.8 million at September 30, 2020, an increase of $1.7 million in working capital deficit from $7.1 million at December 31, 2019. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of September 30, 2020, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the nine months ended September 30, 2020 the Company raised approximately $1.5 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $0.2 million, for a net cash provided by financing activities of approximately $1.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Revenue Recognition

Revenue is recognized under FASB guidelines, which requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. (see Note 3)

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the nine months ended September 30, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	September 30, 2020	December 31, 2019

Finished goods	$-	$60,400
Work in process	68,600	15,800
Raw materials	26,500	27,900
	$95,100	$104,100

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended September 30, 2020 and 2019 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at September 30, 2020 and 2019. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2019. The tax periods for the years ending December 31, 2016 through 2019 are open to examination by federal and state authorities.

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

Disaggregation of Revenue

	Three months ended September 30, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$698,900	-	$698,900
Media sales	293,100	-	293,100
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$992,000	$58,200	$1,050,200

	Three months ended September 30, 2019
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	679,200	-	679,200
Media sales	274,100	-	274,100
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$953,300	$58,200	$1,011,500

	Nine months ended September 30, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$1,676,600	-	$1,676,600
Media sales	815,500	-	815,500
Licensing fees	-	24,700	24,700
Operating fees	-	-	-
Management fees	-	150,000	150,000
Total Revenue	$2,492,100	$174,700	$2,666,800

	Nine months ended September 30, 2019
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$2,327,600	-	$2,327,600
Media sales	606,400	-	606,400
Licensing fees	-	41,700	41,700
Operating fees	-	13,900	13,900
Management fees	-	150,000	150,000
Total Revenue	$2,934,000	$205,600	$3,139,600

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Revenue Contract Assets	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of September 30, 2020	$473,700	$309,600	$312,100	$32,900	$5,500

Balance as of December 31, 2019	686,800	242,500	327,100	32,900	30,200

(Decrease) increase	$(213,100)	$67,100	$(15,000)	$-	$(24,700)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $0.6 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2020	December 31, 2019
Field and shop equipment	$2,130,100	$2,240,700
Vehicles	773,900	689,700
Waste destruction equipment, placed in service	557,100	557,100
Furniture and office equipment	346,300	346,300
Leasehold improvements	36,200	36,300
Building and improvements	21,200	21,200
Land	162,900	162,900
	4,027,700	4,054,200
Less: accumulated depreciation and amortization	(3,442,000)	(3,492,400)
Property and equipment, net	$585,700	$561,800

Depreciation expense for the three months ended September 30, 2020 and 2019 was $33,700 and $73,100, respectively. For the three months ended September 30, 2020 and 2019, depreciation expense included in cost of goods sold was $26,500 and $51,200, respectively. For the three months ended September 30, 2020 and 2019, depreciation expense included in selling, general and administrative expenses was $7,200 and $22,000, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $107,600 and $247,100, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense included in cost of goods sold was $72,200 and $187,700, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense included in selling, general and administrative expenses was $35,300 and $59,400, respectively.

Depreciation expense on leased CoronaLux™ units included in depreciation and amortization above is $29,200 and $39,800 as of September 30, 2020 and 2019, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30,	December 31,
	2020	2019
Vehicles, field and shop equipment	$157,900	$370,900
Less: accumulated amortization	(143,700)	(316,300)
	$14,200	$54,600

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(844,300)	177,600
Trade name	54,900	(54,900)	-
	$1,397,100	$(941,700)	$455,400

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(820,200)	201,700
Trade name	54,900	(54,900)	-
	$1,397,100	$(917,600)	$479,500

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $8,000 and $8,100 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense was $24,100 and $28,600 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 6 – LEASES

The Company has entered operating leases primarily for real estate. These leases have terms which range from 4 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Other assets” on the Company’s September 30, 2020 Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Accrued liabilities” and “Other non-current liabilities” on the Company’s September 30, 2020 Condensed Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2020, and December 31, 2019, total right-of-use assets were $425,000 and $437,300, respectively. As of September 30, 2020, and December 31, 2019, total operating lease liabilities were $457,400 and $468,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended September 30, 2020 and 2019, the Company recognized approximately $51,900 and $51,900, respectively, in operating lease costs for right-of-use assets. In the nine months ended September 30, 2020 and 2019, the Company recognized approximately $168,900 and $183,000, respectively, in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Nine Months Ended September 30,
	2020	2019

Cash paid for operating lease liabilities	$234,600	$156,200
Right-of-use assets obtained in exchange for new operating lease obligations	64,100	117,800
Weighted-average remaining lease term	6.7 months	10.8 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities in 12 month period ended September 30, 2020 were as follows:

2020	$149,300
2021	85,100
2022	87,600
2023	90,300
2024	93,000
Thereafter	87,600
592,900
Less imputed interest	(135,500)
Total lease liabilities	457,400
Current operating lease liabilities	110,100
Non-current operating lease liabilities	347,300
Total lease liabilities	$457,400

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2020	2019

Accrued compensation and related taxes	$494,300	$498,000
Accrued interest	1,029,000	648,600
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	61,700	48,200
Other	106,000	162,000
Total Accrued Liabilities	$1,841,000	$1,506,800

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2020	2019

Revenue recognized	$1,387,800	$1,074,800
Less: billings to date	(1,078,200)	(832,300)
Costs and estimated earnings in excess of billings on uncompleted contracts	309,600	242,500
Billings to date	576,700	2,707,200
Revenue recognized	(264,600)	(2,380,100)
Revenue contract liabilities	$312,100	$327,100

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through September 30, 2020, the Company has provided approximately $6.9 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets. The balance at September 30, 2020 and December 31, 2019 are $38,400 and $63,100, respectively, and are being recognized as revenue ratably over the term of the contract.

NOTE 10 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

In 2010 the IRS filed notices of federal tax liens against certain of REGS assets in order to secure certain tax obligations. The IRS is to release this lien if and when REGS pays the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay the liability.

As of September 30, 2020, and December 31, 2019, the outstanding balance due to the IRS by REGS was $1,077,100, and $1,052,200, respectively.

Other than this outstanding payroll tax matter, which is owed exclusively by REGS, arising in 2009 and 2010, all state and federal payroll taxes have been paid by REGS in a timely manner.

NOTE 11 – DEBT

Debt as of September 30, 2020 and December 31, 2019, was comprised of the following:

	September 30,	December 31,
	2020	2019
PAYROLL PROTECTION PROGRAM

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan forgiven, however the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans is to be repaid over 5 years, accruing interest at 1% per annum.	590,300	-

SHORT TERM NOTES

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400 and was recorded as interest. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, as issuable under the terms of this agreement. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	$100,000	$100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at September 30, 2020 is approximately $174,300.	298,100	298,100

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee totals $30,000 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached. For the nine months ended September 30, 2020, the Company recorded 900,000 shares of its common stock as issuable under the terms of this agreement value at $99,000 and recorded as interest expense. Unpaid one-time fees at September 30, 2020 is approximately $30,000.	500,000	500,000

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. The note is past due as the date of this filing. The Company has not received notice from the lender and continue to accrue interest. For the nine months ended September 30, 2020, the Company recorded interest expense of $9,000. Unpaid interest at September 30, 2020 is approximately $15,000.	100,000	100,000

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week and was recorded as interest. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technology, LLC products. The penalty period for shares to be issued has been reached. For the nine months ended September 30, 2020, the Company recorded 232,500 shares of its common stock as issuable under the terms of this agreement value at $26,400 and recorded as interest expense. Unpaid interest atSeptember 30, 2020 is approximately $10,000.	150,000	150,000

Secured short term note payable dated October 17, 2019 with principal and interest due 6 months from issuance. On April 24, 2020, this note was extended to October 15, 2020. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $13,000 as debt discount, amortized over the life of the note. The note extension requires a one-time issuance of 200,000 common shares of the Company upon the extended maturity date of the note, which the company recorded the fair value of $20,000 as debt discount, amortized over the life of the note. On November 3, 2020, this note was extended to April 16, 2021. The note extension requires a one-time issuance of 200,000 common shares of the Company upon the extended maturity date of the note, which the company recorded the fair value of $30,000 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. For the nine months ended September 30, 2020, the Company recorded interest expense of $33,800, and $31,200 of interest related to debt discount. Unpaid interest at September 30, 2020 is approximately $43,200.	300,000	300,000

Secured short term note payable dated December 14, 2019 with principal and interest due 6 months from issuance. The note requires a one-time issuance of 250,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $16,300 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. The note is past due as the date of this filing. For the nine months ended September 30, 2020, the Company recorded interest expense of $50,700, and $14,900 of interest related to debt discount. Unpaid interest at September 30, 2020 is approximately $53,800.	450,000	450,000

Secured short term note payable dated September 18, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the nine months ended September 30, 2020, the Company recorded interest expense of $12,800. Unpaid interest at June 30, 2020 is approximately $18,000.	154,700	300,000

Secured short term note payable dated October 1, 2019 with no stated maturity date. The note accrues interest at 6% annually for the first 18 months, and 12% thereafter if not paid in full. Payments will be offset by SEER building and delivering 20 kilns for BIOCHAR to the debtor. For the nine months ended September 30, 2020, the Company recorded interest expense of $3,800. Unpaid interest at September 30, 2020 is approximately $5,100.	85,000	85,000

Secured short term note payable dated March 16, 2020, maturing on March 15, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 15, 2021. The Lender receives a one-time option grant to purchase 60,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, with payment of principal and interest. These options were value at approximately $3,500, and are recorded as debt discount, and amortized over the life of the loan. For the nine months ended June 30, 2020, the Company recorded interest expense of $7,600. Unpaid interest at September 30, 2020 is approximately $7,600.	100,000	-

Secured short term note payable dated March 17, 2020, maturing on March 16, 2021. The note bears annual simple interest, at a rate of 14%. The Lender receives a one-time option grant to purchase 30,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, on the maturity date, with payment of principal and interest. These options were value at approximately $2,000, and are recorded as debt discount, and amortized over the life of the loan. For the nine months ended September 30, 2020, the Company recorded interest expense of $3,800. Unpaid interest at September 30, 2020 is approximately $3,800.	50,000	-

Secured short term note payable dated July 8, 2020, maturing on December 7, 2020, bearing annual simple interest at a rate of 15%. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $11,300 as debt discount, amortized over the life of the note. For the nine months ended September 30, 2020, the Company recorded interest expense of $7,600, and $14,900 of interest related to debt discount. Unpaid interest at September 30, 2020 is approximately $7,600.	220,000	-

Secured short term note payable dated August 18, 2020, maturing on November 17, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For the nine months ended September 30, 2020, the Company recorded interest expense of $2,000. Unpaid interest at September 30, 2020 is approximately $2,000.	120,000	-

Secured short term note payable dated September 3, 2020, maturing on December 4, 2020, bearing annual simple interest at a rate of 15%. For the nine months ended September 30, 2020, the Company recorded interest expense of $3,100. Unpaid interest at September 30, 2020 is approximately $3,100.	280,000	-

Note payable insurance premium financing, interest at approximately 5.1% per annum, payable in 10 installments of $9,700, due November 1, 2020.	18,900	-

Total Short-term notes	$3,051,700	$2,408,100

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the nine months ended September 30, 2020, the Company recorded interest expense of $2,700. Unpaid interest at September 30, 2020 is approximately $4,300.	$15,000	$15,000

Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the nine months ended September 30, 2020, the Company recorded interest expense of $21,600. Unpaid interest at September 30, 2020 is approximately $34,200.	125,000	125,000

Unsecured short term note payable dated October 7, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the nine months ended September 30, 2020, the Company recorded interest expense of $2,700. Unpaid interest at September 30, 2020 is approximately $3,800.	15,000	15,000

Total short-term notes - related party	$155,000	$155,000

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. For the nine months ended September 30, 2020, the Company recorded interest expense of $105,800. Unpaid interest at September 30, 2020 is approximately $368,000.	$1,605,000	$1,605,000

Total convertible notes	$1,605,000	$1,605,000

LONG TERM NOTES AND CAPITAL LEASE OBLIGATIONS

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. Monthly payments of principal and accrued interest did not commence in 2019. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. For the nine months ended September 30, 2020, the Company recorded interest expense of $67,700. Unpaid interest at September 30, 2020 was approximately $221,300.	$500,000	$500,000

Note payable dated April 2020, interest at 6.8% per annum, secured by a piece of heavy equipment, of which the borring was used to purchase. Forty-eight monthly payments of principal and accrued interest of $2,400, commence on April 17, 2020. For the nine months ended September 30, 2020, the Company recorded interest expense of $3,300. Unpaid interest at September 30, 2020 was $0.	$89,900	$-

Debt discount	(22,300)	(45,700)

Note payable dated October 13, 2015, interest at 8% per annum, payable in 60 monthly installments of principal and interest $4,562, due October 1, 2020. Secured by real estate and other assets of SEM and guaranteed by SEER and MV.	3,900	43,700

Capital lease obligations, secured by certain assets, maturing through November 2020	3,000	28,500
Total long-term notes and capital lease obligations	574,500	26,500
Less: current portion	(243,800)	(258,100)
Long term notes and capital lease obligations, long-term, including debt discount	$330,700	$(231,600)

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties

Related parties accrued interest due to certain related parties are as follows:

	September 30,	December 31,
	2020	2019
Accrued interest	$44,100	$27,100
	$44,100	$27,100

See Note 11 – Debt for short term notes payable to related parties.

NOTE 13 – DISCONTINUED OPERATIONS

2019 REGS services division

During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. No contracts have been uncompleted; therefore, the division does not have any performance obligations at December 31, 2019. Fifteen employees in the division were terminated at December 31, 2019. The Company is investigating the sale of REGS services division assets as of December 31, 2019. Accordingly, the revenue and expenses associated with the services division are presented as “Discontinued operations” on our consolidated statement of operations and on our consolidated statement of cash flows for the three and six months ended June 30, 2020, and corresponding 2019 results were reclassified from the reporting classification in fiscal year 2019 for comparative purposes. For the three months ended September 30, 2020 and 2019 we recorded net loss from discontinued operations equal to $0 and $0.5 million, respectively. For the nine months ended September 30, 2020 and 2019 we recorded net loss from discontinued operations equal to $0 and $1.3 million, respectively.

Major classes of line items constituting pretax loss on discontinued operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Services revenue	$-	$327,000	$-	$1,052,400

Services costs	-	(615,000)	-	(1,770,400)
General and administrative expenses	-	(135,000)	-	(372,400)
Salaries and related expenses	-	(108,600)	-	(326,700)
Other income (expense)	-	26,200	-	96,200
Total expenses	-	(832,400)	-	(2,373,300)

Operating income	-	(505,400)	-	(1,320,900)
Income tax benefit	-	-	-	-

Total income from discontinued operations	$-	$(505,400)	$-	$(1,320,900)

NOTE 14 – EQUITY TRANSACTIONS

2020

During the nine months ended September 30, 2020, the Company issued 1,132,500 shares of $.001 par value common stock to short-term note holders as required under their respective short-term notes valued at approximately $125,400 (See Note 11).

During the nine months ended September 30, 2020, the Company issued 575,000 shares of $.001 par value common stock to short-term note holders as required under origination agreements for the respective short-term notes, valued at approximately $60,500 in aggregate, and this debt discount is amortized over the life of the agreements as interest expense.

During the nine months ended September 30, 2020, the Company issued 200,000 shares of $.001 par value common stock to short-term note holders as required under an extension agreement for the respective short-term note, valued at approximately $20,000.

During the nine months ended September 30, 2020, the Company issued options to purchase 60,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.10 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 134%, a risk-free rate of 0.29%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $3,500 will be amortized over the vesting period and recorded as interest expense.

During the nine months ended September 30, 2020, the Company issued options to purchase 30,000 shares of $0.001 par value common stock to a short-term note holder of the Company, at $0.10 per share. The options were in connection with a new short-term note, and therefore recorded as debt discount. The Company valued the options using the Black-Sholes model, using a volatility of 134%, a risk-free rate of 0.30%, and an expected term, using the simplified method, of 3.0 years. The fair value at grant date of $2,000 will be amortized over the vesting period and recorded as interest expense.

20

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

NOTE 15 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to one customer for the nine months ended September 30, 2020 and three for the nine months ended September 30, 2019, that surpassed the 10% threshold of total revenue. In total, these customers represented approximately 17% and 31% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

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

Potentially dilutive securities were comprised of the following:

	Nine Months Ended September 30,
	2020	2019
Warrants	521,000	1,753,900
Options	1,665,000	1,625,000
Convertible notes payable, including accrued interest	2,818,800	2,667,700
	5,004,800	6,046,600

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

NOTE 18 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar, REGS in FY20 (1)	Environmental Solutions
PWS	Solid Waste

(1)	REGS services division was discontinued in 2019 and is reported in discontinued operations. The remaining manufacturing division is reported in environmental solutions 2020.

The composition of our reportable segments is consistent with that used by our Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and nine months ended September 30, 2020 and 2019 is as follows (does not include discontinued operations):

Three Months ended

	Environmental	Solid
2020	Solutions	Waste	Corporate	Total

Revenue	$992,000	$58,200	$-	$1,050,200
Depreciation and amortization (1)	30,500	13,100	14,200	57,800
Interest expense	10,300	100	223,900	234,300
Stock-based compensation	-	-	-	-
Net income (loss)	(109,200)	(55,600)	(490,900)	(655,700)
Capital expenditures (cash and noncash)	67,100	-	-	67,100
Total assets	$1,852,000	$306,700	$645,700	$2,804,400

	Environmental	Solid
2019	Solutions	Waste	Corporate	Total

Revenue	$953,300	$58,200	$-	$1,011,500
Depreciation and amortization (1)	9,900	10,800	24,900	45,600
Interest expense	1,200	-	173,800	175,000
Stock-based compensation	-	-	4,300	4,300
Net income (loss)	225,400	(78,500)	(157,500)	(10,600)
Capital expenditures (cash and noncash)	3,000	-	-	3,000
Total assets	$1,879,100	$333,500	$849,300	$3,061,900

Nine months ended

	Environmental	Solid
2020	Solutions	Waste	Corporate	Total

Revenue	$2,492,100	$174,700	$-	$2,666,800
Depreciation and amortization (1)	57,800	32,500	41,400	131,700
Interest expense	35,700	100	593,300	629,100
Stock-based compensation	-	-	14,200	14,200
Net income (loss)	(240,300)	(188,500)	(1,481,500)	(1,910,300)
Capital expenditures (cash and noncash)	131,600	-	-	131,600
Total assets	$1,852,000	$306,700	$645,700	$2,804,400

	Environmental	Solid
2019	Solutions	Waste	Corporate	Total

Revenue	$2,934,000	$205,600	$-	$3,139,600
Depreciation and amortization (1)	33,800	49,400	68,100	151,300
Interest expense	4,900	1,600	410,500	417,000
Stock-based compensation	-	-	5,200	5,200
Net income (loss)	584,500	(224,900)	(1,124,500)	(764,900)
Capital expenditures (cash and noncash)	3,000	-	57,600	60,600
Total assets	$1,879,100	$333,500	$849,300	$3,061,900

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 19 – LITIGATION

In January 2016, an employee of SEM was involved in a vehicle accident while on Company business. Various actions were filed by the claimants in both state and federal courts. In August 2016, an involuntary proceeding was commenced by one of the claimants against SEM under Chapter 7 of the Bankruptcy code. In September 2016, the case was converted to a Chapter 11 under the Bankruptcy code. During the pendency of all actions, SEM continued to manage its affairs and operate normally. In the fourth quarter of 2016, the parties reached a settlement concerning the distribution of insurance proceeds and all issues of liability. On March 27, 2017, the Bankruptcy Courts confirmed the dismissal of the SEM Chapter 11 case. As part of the bankruptcy proceedings, the Company reached a settlement with claimants and recorded an accrued litigation expense of $212,500 at December 31, 2016. It was agreed among the parties that all pending state and/or federal claims will be dismissed with prejudice. The accrued litigation outstanding at September 30, 2020 and December 31, 2019 was $150,000.

NOTE 20 – SUBSEQUENT EVENTS

The $300,000 secured short-term note issued on October 17, 2019 was extended on November 3, 2020 to mature April 16, 2021. The note extension requires a one-time issuance of 200,000 common shares of the Company upon the extended maturity date of the note, which the company recorded the fair value of $30,000 as debt discount, amortized over the life of the note.

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

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste and water treatment and industrial services. The focus of the SEER family of companies, however is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale, compressed natural gas fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides synergistic services, technologies and products.

The company now owns and manages four operating entities and two entities that have no significant operations to date.

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) designs and manufactures environmental systems and provides general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted relating to the services division; therefore, the division did not have any performance obligations at December 31, 2019, nor thereafter. Fifteen employees in the division were terminated at December 31, 2019. Subsequent to January 1, 2020, REGS is engaged solely to build kilns for PWS, and other customers.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach had minimal operations as of September 30, 2020.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the nine months ended September 30, 2020.

Joint Ventures

MV RCM Joint Venture: In April 2013, MV Technologies, Inc (“MV”) and RCM International, LLC (“RCM”) entered into an Agreement to develop hybrid scrubber systems that employ elements of RCM Technology and MV Technology (the “Joint Venture”). RCM and MV Technologies will independently market the hybrid scrubber systems. The contractual Joint Venture has an initial term of five years and will automatically renew for successive one-year periods unless either Party gives the other Party one hundred and eighty (180) days’ notice prior to the applicable renewal date. Operations to date of the Joint Venture have been limited to formation activities. To date, the automatic renewal periods are in effect.

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

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW will have an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In addition to the equity position, PWS will be the operating partner for the business and intends to sell a number of additional systems to the joint venture. In 2017, PSMW purchased and installed three CoronaLux™ units at an PSMW facility.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $28.8 million as of September 30, 2020, and $27.0 million as of December 31, 2019. For the nine months ended September 30, 2020 and 2019 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1.9 million and $0.8 million, respectively. As of September 30, 2020, and December 31, 2019 our current liabilities exceed our current assets by approximately $8.8 million and $7.1 million, respectively. The primary reason for the increase in negative working capital from December 31, 2019 to September 30, 2020 is due to a net increase in short term debt of approximately $1.2 million, and losses from operations. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2019.

Realization of a major portion of our assets as of September 30, 2020, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development focus to address opportunities identified in domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Total revenues were $1.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase of approximately $0.1 million or 10% in revenues comparing the three months ended September 30, 2020 to the three months ended September 30, 2019 is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from $953,300 for the three months ended September 30, 2019 to $992,000 for the three months ended September 30, 2020, an increase of approximately $39,000 or approximately 4%. Environmental solutions segment generated more revenue as 10 internally built kilns were delivered to PWS, offset slightly by a decreased volume of media sales.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.5 million for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019. The increase primarily consists of an increase in product costs of approximately $0.3 million in the third quarter of 2020 from the third quarter of 2019, which was a result of material and labor costs associated to the 10 internally built kilns delivered to PWS during the quarter.

Total non-operating other expense, net was $0.2 million for the three months ended September 30, 2020 compared to income of $0.1 million for the three months ended September 30, 2019. The increase in expense in 2020 compared to 2019 is primarily due to the reduced other income, which in 2019 included the collection of a $0.3 million note receivable that had been previously been written off, and an increase in interest expense of $0.1 million as a result of the increase overall debt outstanding.

There is no provision for income taxes for both the three months ended September 30, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2020 and 2019.

Net loss, before non-controlling interest, for the three months ended September 30, 2020 was $655,700 compared to a net loss, before non-controlling interest, of $516,000 for the three months ended September 30, 2019. The net loss attributable to SEER after deducting $30,700 for the non-controlling interest was $625,000 for the three months ended September 30, 2020 as compared to $480,000, after deducting $36,000 in non-controlling interest, and a loss of $505,400 for discontinued operations for the three months ended September 30, 2019. As noted above, an increase in non-operating expenses during 2020 of 271%, a increase of operating expenses of 30%, offset by a 4% increase in revenue, and a 100% reduction in net loss due to discontinued operations in 2020 compared to 2019, was the primary reason for the increase in the net loss.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Total revenues were $2.7 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of approximately $0.5 million or 15% in revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019 is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from approximately $2.9 million for the nine months ended September 30, 2019 to approximately $2.5 million for the nine months ended September 30, 2020, a decrease of approximately $0.4 million or approximately 15%. Environmental solutions segment generated less revenue as the volume of media sales decreased, primarily due to a shortage of capital to produce the media internally, and the general slowdown of our construction contracts due to the slowdown in the economy attributable to the COVID-19 pandemic. This was offset by the completion of 10 internally built kilns were delivered to PWS.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $4.2 million for the nine months ended September 30, 2020 compared to $3.9 million for the nine months ended September 30, 2019. The increase primarily consists of an increase in product costs of approximately $0.2 million in the nine months ended September 30, 2020 from the nine months ended September 30, 2019, which was a result of material and labor costs associated to the 10 internally built kilns delivered to PWS during the quarter, and increase of $0.3 million in salaries and related expenses, as this amount of payroll related expenses were allocated to discontinued operations in 2019, but those expenses are now in continuing operations in our subsidiary building kilns. This was partially offset by a decrease in general and administrative expenses of approximately $0.2 million in the nine months ending September 30, 2020 from the nine months ended September 30, 2019, which was a result of reduced insurance expenses, and professional services during 2020.

Total non-operating other expense, net was $0.4 million for the nine months ended September 30, 2020 compared to $31,000 for the nine months ended September 30, 2019. The increase in expense in 2020 compared to 2019 is primarily due to the reduced other income, which in 2019 included the collection of a $0.3 million note receivable that had been previously been written off, and an increase in interest expense of $0.2 million as a result of the increase overall debt outstanding.

There is no provision for income taxes for both the nine months ended September 30, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2020 and 2019.

Net loss, before non-controlling interest, for the nine months ended September 30, 2020 was $1.9 million compared to a net loss, before non-controlling interest, of $2.1 million for the nine months ended September 30, 2019. The net loss attributable to SEER after deducting $96,000 for the non-controlling interest was $1.8 million for the nine months ended September 30, 2020 as compared to $2.0 million, after deducting $103,400 in non-controlling interest, and $1.3 million for discontinued operations for the nine months ended September 30, 2019. As noted above, a 1,270% increase in non-operating expenses, an increase of operating expenses of 7%, and a decrease in revenue of 15% in 2020 compared to 2019, offset by a 100% decrease in net loss of discontinued operations was the primary reason for the decrease in the net loss.

Results of Discontinued Operations for the Three and Nine Months Ended September 30, 2020 and 2019

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Services revenue	$-	$327,000	$-	$1,052,400

Services costs	-	(615,000)	-	(1,770,400)
General and administrative expenses	-	(135,000)	-	(372,400)
Salaries and related expenses	-	(108,600)	-	(326,700)
Other income (expense)	-	26,200	-	96,200
Total expenses	-	(832,400)	-	(2,373,300)

Operating income	-	(505,400)	-	(1,320,900)
Income tax benefit	-	-	-	-

Total income from discontinued operations	$-	$(505,400)	$-	$(1,320,900)

There is no provision for income taxes for both the three or nine months ended September 30, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2020 and 2019.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the nine months ended September 30, 2020 of $1.3 million compared to net cash used by operating activities for the nine months ended September 30, 2019 of $1.6, an decrease of cash used of approximately $0.3 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, and non-cash interest expense. Non-cash adjustments provided $0.3 million for the nine months ended September 30, 2020, compared to providing $0.4 million for the nine months ended September 30, 2019. Depreciation and amortization totaled $131,700 during the nine months ended September 30, 2020 compared to $275,700 in the comparative period in 2019. In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in account receivable provided $0.2 million in cash in the first three quarters of 2020, compared to $0.6 million in the first three quarters of 2019, a net decrease in cash of $0.4 million, b) increase in accounts payable and accrued expenses provided $220,000 in the first three quarters of 2020, compared to using $600 in the first three quarters of 2019, a net increase in cash of $0.2 million, c) decrease in billings in excess of revenue on uncompleted contracts used $15,000 in the first three quarters of 2020, compared to using $250,800 in the first three quarters of 2019, a net increase in cash of $0.2 million, d) decrease in deferred revenue used $24,700 in the first three quarters of 2020, compared to using $183,300 in the first three quarters of 2019, a net increase in cash of $0.2 million, and e) increase in inventory used $136,300 in the first three quarters of 2020, compared to $0 in the first three quarters of 2019, a net decrease in cash of $0.1 million.

Investing activities

Net cash used by investing activities was $0.1 million for the nine months ended September 30, 2020 compared to $0.7 million of cash provided for the nine months ended September 30, 2019. The purchase of property and equipment was consistent at $0.1 for the nine months ended September 30, 2020 and 2019, respectively. The proceeds from notes receivable totaled $0 and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in notes receivable proceeds relates to the Company’s negotiation of an early earnout payment received in full. The proceeds from outside minority interest investment in new subsidiary totaled $0 and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. The net proceeds related to debt of approximately $1.5 in the nine months ended September 30, 2020 compared to approximately $1.2 million in the nine months ended September 30, 2019 and principal payments on debt of $0.2 million for the nine months ended September 30, 2020 compared to $0.3 million for the nine months ended September 30, 2019.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $1,000 and $11,800 has been reserved as of September 30, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of September 30, 2020.

Revenue Recognition

Revenue is recognized under FASB guidelines, which requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable.

ITEM 1A. Risk Factors

Please review our report on Form 10-K Part 1, Item 1A for a complete statement of “Risk Factors” that pertain to our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly report ended September 30, 2020, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder

July 2020	Common Stock	130,000	$16,900	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
August 2020	Common Stock	130,000	$18,200	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	130,000	$15,600	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	250,000	$16,300	Shares issued with short term note maturing June 11, 2020; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	125,000	$11,300	Shares issued with short term note maturing December 7, 2020; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	200,000	$13,000	Shares issued with short term note, originally maturing April 16, 2020, and extended; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Wallit, an individual
September 2020	Common Stock	200,000	$20,000	Shares issued for debenture extension; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Wallit, an individual

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019 was past due at September 30, 2020. We are accruing 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid. 900,000 shares were recorded as penalty interest during the nine months ended September 30, 2020, which was valued at $99,000 based on the date of issuance.

The $100,000 secured short-term note issued on July 2, 2019 was past due at September 30, 2020. We are continuing to accrue interest at the stated rate of 12% until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $150,000 secured short-term note issued on July 18, 2019 was past due at September 30, 2020. We are accruing 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid. 232,500 shares were recorded as penalty interest during the nine months ended September 30, 2020, which was valued at $26,400 based on the date of issuance.

The $450,000 secured short-term note issued on December 14, 2019 was past due at September 30, 2020. We are continuing to accrue interest at the stated rate of 15% until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

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

Dated: November 23, 2020	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

