Form 10-K
period 2020-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2021-04-15
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

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

Yes [  ] No [X]

As of the last business day of the registrant’s most recently completed second fiscal quarter; 53,471,944 shares of common stock held by non-affiliates with an aggregate market value of $4,277,944, based upon a closing price of $0.08 per share.

As of April 13, 2021, there were 65,088,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2020

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

ITEM 1. BUSINESS

Overview

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the environmental, waste management and renewable energy industries. SEER currently operates five companies with its executive offices in Broomfield, CO. Through these operating companies, SEER provides patented and innovative environmental technology solutions and related services throughout the U.S. and has its technologies placed as customer installations throughout the U.S. Each of the five operating companies is discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations.

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy and waste and water treatment. The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 20 plus-year service experience to place these innovations and solutions into the growing markets of emission capture and control, renewable “green gas” capture and sale (“RNG”), compressed natural gas (“CNG”) fuel generation, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides truly synergistic services, technologies, and products as well as annuity type revenue streams. As an “ESG” company, SEER’s focus is to continue to develop its business in the growing RNG market, concentrate on rolling out is superior and cleaner alternative to incinerating medical waste and pharmaceuticals, and take advantage of the growing global organic fertilizer market.

The Company now owns and manages five operating entities and one entity that has no significant operations to date.

Subsidiaries

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) designs and manufactures environmental systems and provides general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted; therefore, the division does not have any performance obligations as of December 31, 2020. Fifteen employees in the division were terminated at December 31, 2019. The Company has sold or is investigating the sale of the remaining REGS assets as of December 31, 2020. Any prospective sales may be used to repay outstanding liabilities of REGS.

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of December 31, 2020.

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

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW has an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In addition to the equity position, PWS is the operating partner for the business and will sell a number of additional systems to the joint venture over the next five years. In 2017, PSMW purchased and installed three CoronaLux™ units at a PSMW facility.

Segment Information

The Company currently has identified three segments as follows:

		% of Annual Revenues
		2020	2019
REGS	Industrial Cleaning *	-%	28%
MV, SEM, PelleChar	Environmental Solutions	92%	68%
PWS	Solid Waste	8%	4%

* Reported in discontinued operations.

Reach is not currently operating but should operations commence it will be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but should operations commence it will be part of the Environmental Solutions segment.

As of December 31, 2020, and 2019, we had two customers with sales in excess of 10% of our revenues. See Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $29.7 million as of December 31, 2020 and for the years ended December 31, 2020, and 2019, we incurred net losses, from continuing operations, of approximately $2.8 million and $0.9 million, respectively. As of December 31, 2020, and 2019 our current liabilities exceed our current assets by approximately $9.8 million and $7.1 million, respectively. Our total liabilities exceed total assets at December 31, 2020 by approximately $8.7 million and at December 31, 2019 our total liabilities exceeded our total assets by approximately $6.3 million. The primary reason for the reduction in total assets over total liabilities from 2019 to 2020 is due to the increase in debt during the year, the interest expense incurred during 2020, and the net loss incurred in 2020 as noted above.

Realization of a major portion of our assets as of December 31, 2020, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. Our financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Business Strategy

SEER’s operations to date have been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired REGS, and MV as wholly owned subsidiaries. In 2015 SEM was created to provide recurring and high-margin revenue to the Company by offering an internal source of diverse media solutions that are required for the treatment of various waste and off gas streams, particularly digesters and landfills. This enables pricing flexibility by the technology solutions affiliates that, in turn, should result in increased sales of systems that leads to greater demand of media. The increased installation and demand for media change outs creates service opportunities for the Company’s service sector. We intend to continue pursuing an aggressive strategy of both acquisitions, strategic partnerships, and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets. Potential acquisitions may include businesses that secure supply chain and vendor logistics or are complementary to our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

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

Competition

The industrial services industry is highly competitive. We compete with a number of small and medium size companies in the gas treatment sector. In the face of this competition, we have been effective in maintaining, and in some sectors, growing our revenue opportunities due to the wide range of services we offer, a competitive pricing structure, our innovative and proprietary/patent pending technologies, and a reputation for reliability, built over the nearly 20 years of business operations as well as the care we take in performing and completing each customer project.

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

As of December 31, 2020, and December 31, 2019, the outstanding balance due to the IRS was $1,085,400, and $1,052,200, respectively.

Other than this outstanding payroll tax matter arising in 2009 and 2010, all state and federal taxes due and payable have been paid by REGS in a timely manner.

REGS operations have been reported in discontinued operations for the year ended 2019. This does not alleviate the IRS obligations REGS currently has.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $0 on R&D for the years ended December 31, 2020 and 2019. As the Company brings its organic fertilizer products, Pellechar10™ and Pellechar30™, to market, it plans to allocate a small R&D budget in fiscal years 2021 and 2022, anticipated to be less than $100,000.

Employees

As of December 31, 2020, we employed 22 non-union hourly and salaried employees, 3 of which were part-time. There is some seasonality to our business which requires us to use day laborers.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since inception and have an accumulated deficit of approximately $29.7 million as of December 31, 2020 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to develop profitable operations. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently have a substantial amount of outstanding indebtedness. As of December 31, 2020, we had an accumulated deficit of approximately $29.7 million, with total current assets and liabilities of approximately $0.8 million and $10.6 million respectively. Included in the liabilities are approximately $3.0 million of short-term notes, $155,000 of short-term notes to a related party and approximately $1.6 million of convertible notes. In addition, as of December 31, 2020, the amounts owed for past due payroll taxes, penalty and interest was approximately $1.1 million. There can be no assurance that the IRS will not demand immediate payment of the amounts owed.

There can be no assurance that we will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. As of December 31, 2020, we have cash and cash equivalent assets of $47,300. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

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

We continue to incur losses in operations. We have experienced recurring losses and have accumulated a deficit of approximately $29.7 million as of December 31, 2020. For the year ended December 31, 2020, we incurred net losses from continuing operations of approximately $2.8 million. We had a working capital deficit of approximately $9.8 million as of December 31, 2020. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. It may be necessary for us to rely on external financing to supplement working capital to meet our liquidity needs in the fiscal years ended 2021 and 2022. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2020 revenues.

As of December 31, 2020, we had two customers with sales in excess of 10% of our revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. These customers may pressure us to reduce the prices we charge for our products and services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If either of our two largest customers terminates our arrangements, such termination would negatively affect our revenues and results of operations.

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

Our management depends on relevant and reliable information for decision-making purposes, including key performance indicators and financial reporting. Any significant loss of data, failure to maintain reliable data, disruptions affecting our information systems, or delays or difficulties in transitioning to new systems could adversely affect our business, financial condition and results of operations. In addition, our ability to continue to operate our businesses without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. If our information systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced, and the reputation of our brands and our business could be adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.

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

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste. Increases in fuel or labor costs, shortages of qualified drivers and unforeseen events such as labor disputes, public health pandemics, severe weather, natural disasters and other acts of God, war or terror could prevent or delay shipments and reduce both volumes and revenue. Transportation services may also be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass-through fuel cost increases in all cases. Such factors could also limit our ability to achieve revenue and earnings objectives.

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

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. If the COVID-19 coronavirus continues to spread, we may continue to experience disruptions that could severely impact our business, including availability of necessary items or availability of workforce in a non-essential business either due to voluntary or mandated quarantine. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Owned/Leased	Function	Building(s) Sq. Footage	Total Acreage

Broomfield, CO (1)	Leased	Corporate office, MV, PWS	3,864	n/a
Commerce City, CO (2)	Leased	REGS operations	8,686	1.8

(1)	On May 1, 2019, the Company executed a lease for 3,864 square feet of office space that serves as the headquarters for SEER, MV and PWS. The new lease terminates August 31, 2026, unless otherwise extended.
(2)	On April 1, 2016 REGS executed a four-year lease for 8,686 square feet of building and approximately 1.8 acres of yard. This lease was extended 1 year to March 31, 2021. The discontinuing of REGS operations does not reduce the lease obligations at December 31, 2020.

ITEM 3. LEGAL PROCEEDINGS

None

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

Quarter Ended	High	Low
December 31, 2020	$0.58	$0.11
September 30, 2020	$0.17	$0.05
June 30, 2020	$0.12	$0.06
March 31, 2020	$0.13	$0.05
December 31, 2019	$0.07	$0.05
September 30, 2019	$0.12	$0.07
June 30, 2019	$0.13	$0.07
March 31, 2019	$0.16	$0.07

Stockholders

As of April 14, 2021, there were approximately 80 recordholders holding 65,088,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

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

Recent Sales of Unregistered Securities

From January 1, 2020 to December 31, 2020, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder

January 2020	Common Stock	115,000	$8,050	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
February 2020	Common Stock	115,000	$10,350	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
March 2020	Common Stock	122,500	$14,700	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
April 2020	Common Stock	130,000	$14,300	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
May 2020	Common Stock	130,000	$14,300	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
June 2020	Common Stock	130,000	$13,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
July 2020	Common Stock	130,000	$16,900	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
August 2020	Common Stock	130,000	$18,200	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	130,000	$15,600	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	250,000	$16,300	Shares issued with short term note maturing June 11, 2020; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	125,000	$11,300	Shares issued with short term note maturing December 7, 2020; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
September 2020	Common Stock	200,000	$13,000	Shares issued with short term note, originally maturing April 16, 2020, and extended; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Wallit, an individual
September 2020	Common Stock	200,000	$20,000	Shares issued for debenture extension; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Wallit, an individual
October 2020	Common Stock	130,000	$20,800	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
October 2020	Common Stock	200,000	$30,000	Shares issued for debenture extension; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Wallit, an individual
November 2020	Common Stock	130,000	$26,000	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual
December 2020	Common Stock	130,000	$54,600	Shares issued as penalty for not meeting short term note maturity date; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clyde Berg, an individual

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

Financial Condition

As of December 31, 2020, we had approximately $9.8 million in negative working capital, which represents a decrease of approximately $2.7 million from $7.1 million in negative working capital as of December 31, 2019. The decrease in our working capital results primarily from the net loss, before non-controlling interest, of $2.7 million for 2020.

In May 2013, REGS filed an Offer in Compromise with the IRS. REGS received a letter from the IRS, dated March 27, 2014, rejecting its Offer in Compromise and in accordance with the rejection letter REGS has submitted a written appeal. As a result of the IRS rejection of the Offer in Compromise, the Installment Plan, mentioned in Part 1, Item 1, was terminated. In June 2014, REGS received notices of intent to levy property or rights to property from the IRS for the amounts owed for the past due payroll taxes, penalty, and interest. The appeal submitted by REGS was denied by the IRS, however, the IRS has not taken any current action. As of December 31, 2020, the outstanding balance due to the IRS was $1,085,400 and REGS continues to be represented by tax counsel specializing in federal tax matters.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $29.7 million as of December 31, 2020, and $27.0 million as of December 31, 2019. For the years ended December 31, 2020, and 2019, we incurred net losses of approximately $2.7 million and $2.5 million, respectively.

Realization of a major portion of our assets as of December 31, 2020, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2020 and 2019

Total revenues were $2.9 million and $4.3 million for the years ended December 31, 2020 and 2019, respectively. The decrease of approximately $1.4 million or 32% in revenues comparing the year ended December 31, 2020 to the year ended December 31, 2019 is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from $4.1 million for the year ended December 31, 2019 to $2.7 million for the year ended December 31, 2020, a decrease of approximately $1.4 million or approximately 34%. Environmental solutions segment generated less revenue as the volume of media sales decreased, primarily due to a shortage of capital to produce the media internally, and the general slowdown of our construction contracts due to the slowdown in the economy, and the reduced capacity of current employees of both the Company and its customers, attributable to the COVID-19 pandemic. The decline was partially offset by the completion of 10 internally built kilns that were delivered. Our Solid Waste segment remained consistent at $0.2 million for both 2020 and 2019.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, salaries and related expenses, were approximately $5.1 million for the year ended December 31, 2020 compared to $5.1 million for the year ended December 31, 2019. In total operating expenses were consistent, but individual components did change throughout the year. The decrease in product costs of approximately $0.2 million for the year ended December 31, 2020 from the year ended December 31, 2019, which coincides with the reduction in product revenue above, although the margins were reduced due to the production of kilns for PWS, therefore the costs were reduced less than the revenue, proportionately. Also contributing to the reduced operating expenses was a decrease in general and administrative expenses of approximately $0.3 million in the year ended December 31, 2020 from the year ended December 31, 2019, which was a result of reduced insurance expenses, and professional services during 2020. This was partially offset by an increase of $0.4 million in salaries and related expenses, as a large amount of payroll related expenses were allocated to discontinued operations in 2019, but those expenses are now in continuing operations in our subsidiary building kilns.

Total non-operating other expense, net, was $0.6 million for the year ended December 31, 2020 compared to $0.1 for the year ended December 31, 2019. The increase in expense in 2020 compared to 2019 is primarily due to the reduced other income, which in 2019 included the collection of a $0.3 million note receivable that had previously been written off, and an increase in interest expense of $0.4 million as a result of the increase overall debt outstanding.

There is no provision for income taxes for both the years ended December 31, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of December 31, 2020 and 2019.

Net loss, before non-controlling interest, for the year ended December 31, 2020 was $2.7 million, consistent with December 31, 2019 net loss, before non-controlling interest, of $2.7 million. The net loss attributable to SEER after deducting $34,700 for the non-controlling interest was $2.7 million for the year ended December 31, 2020 as compared to $2.5 million, after deducting $151,200 in non-controlling interest, and $1.8 million for discontinued operations for the year ended December 31, 2019.

Results of Discontinued Operations for the Years Ended December 31, 2020 and 2019

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

	For the year ended
	December 31,
	2020	2019

Services revenue	$-	$1,661,500

Services costs	-	(2,481,400)
General and administrative expenses	-	(502,400)
Salaries and related expenses	-	(512,400)
Other income (expense)	-	49,300
Total expenses	-	(3,446,900)

Operating income	-	(1,785,400)
Income tax benefit	-	-

Total income from discontinued operations	$-	$(1,785,400)

There is no provision for income taxes for both the years ended December 31, 2020 and 2019, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of December 31, 2020 and 2019.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended
	December 31,
	2020	2019

Operating activities	$(1,690,100)	$(2,100,800)
Investing activities	160,500	708,700
Financing activities	$1,222,200	$1,631,100

Operating Activities

Net cash used in operating activities during the year ended December 31, 2020 was $1.7 million compared to $2.1 million during the year ended December 31, 2019. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock-based compensation expense, asset impairment expense, non-cash interest expense related to the issuance of common stock for short-term debt penalty, a change in the provision for doubtful accounts. In 2020, net non-cash adjustments totaled approximately $0.2 million and in 2019, net non-cash adjustments totaled $0.3 million. In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in accounts receivable provided $0.3 million in cash in 2020, compared to $0.6 million in 2019, a net decrease in cash provided of $0.3 million, b) increase in accounts payable and accrued expenses provided $0.4 million in 2020, compared to using $0.3 million in 2019, a net increase in cash of $0.7 million, c) decrease in billings in excess of revenue on uncompleted contracts provided $0.2 million in 2020, compared to $0.1 million in 2019, a net decrease in cash of $0.1 million, d) increase in inventory used $0.3 million in 2020, compared to $0 in 2019, a net decrease in cash of $0.3 million.

Investing activities

Net cash provided by investing activities is primarily attributable to the purchase of property and equipment, and the proceeds from notes receivable. Our net cash flow provided by investing activities was $0.2 million for the year ended December 31, 2020 and $0.7 million for the year ended December 31, 2019. During 2020, we had additions to property and equipment of $0.1 million, and proceeds of $0.3 million from the sale of fixed assets. During 2019, we had additions to property and equipment of $0.1 million, proceeds from a minority interest in a new subsidiary of $0.2 million, and proceeds of $0.6 million from a notes receivable that includes a previously impaired note.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for 2020 and net cash used in financing activities was approximately $1.6 million for 2019. Proceeds from the issuance of convertible and short-term debt, including the payroll protection program and notes from related parties, was $1.5 million and $2.0 million in 2020 and 2019, respectively. Payments on notes payable and capital lease obligations was $0.3 million in 2020 and $0.4 million in 2019.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $1,000 and $11,800 had been reserved as of December 31, 2020 and 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2020, and 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. For the year ended December 31, 2020 the Company did not have any impairment charges. The Company incurred $32,800 in impairment charges in 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears beginning on page F-1 under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2020, our internal control over financial reporting were not effective, and material weaknesses over financial reporting were identified. Material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were:

●	due to ongoing financial constraints, we have not been devoting adequate resources to our accounting and reporting functions in order to properly record, file and review our financial transactions on a regular basis in order to ensure accuracy;and
●	we do not have a properly documented internal control system in accordance with the requirements of COSO or some similarly appropriate internal control methodology or formal documentation of our systems of internal control.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors as of March 31, 2021.

Name	Age	Position
J. John Combs III	62	President, Chief Executive Officer, Director, Chairman of the Board, Secretary
Christopher H. Dieterich	73	Director
Christopher Scott Yenzer	54	Director
Clark Knopik	50	Interim Chief Financial Officer

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

Christopher H. Dieterich, Director, has served on the board since January 2008. Mr. Dieterich is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 34 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been a Director of the Company since 2008 and was Secretary from 2008 until November 2013. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities.

Christopher Scott Yenzer, Director, has served on the board since January 2019. Mr. Yenzer has served as corporate development officer of Blackeagle Energy Services from May 2018 until May 2019, is a 30-year engineering industry veteran with demonstrated strengths in the area of global relationships and operations growth plans. Mr. Yenzer’s extensive engineering and management background includes domestic and global, commercial oil and gas transaction management for some of the world’s largest engineering firms. He provides the SEER management team with a complementary perspective that is grounded in practical, hands-on experience in growing diverse businesses in both up and down cycles. Prior to his current role, Mr. Yenzer was COO and co-owner of Caribou Energy Corporation, which was sold in 2017. Prior to Caribou Energy, Mr. Yenzer served as vice president of Jacobs/CH2M, responsible for developing Enterprise Account Management on the executive committee for all business groups: Oil & Gas and Chemicals, Environmental & Nuclear, Water, and Infrastructure and Power. Mr. Yenzer built the successful Oil & Gas and Chemicals Global Strategic Account Team which included BP, ExxonMobil, Shell, Conoco, Hess TransCanada and Noble and led development of uniform account plans and growth strategies. During his tenure with Jacobs, Mr. Yenzer has held various positions from Project Engineer to Program Manager to VP of Business Development and his CV hosts a list of impressive ‘wins’ resulting from his ability to grow relationships and revenues across all markets, while increasing value to clients.

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

Compensation Committee

As of this filing there was no compensation committee. The entire board of directors acts as the compensation committee.

Delinquent Section 16(a) Reports

Scott Yenzer, a director, is delinquent in filing a Form 3, and a Form 4 at the time of this filing.

Code of Ethics

Our board of directors has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, which includes our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the code is posted on our website, www.seer-corp.com.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2020 and 2019.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
J. John Combs III (1)	2020	166,600	-	-	-	-	-	-	166,600
Chief Executive Officer, President and Secretary	2019	165,000	-	-	-	-	-	-	165,000

Fortunato Villamagna	2020	165,000	-	-	-	-	-	-	165,000
Chief Executive Officer, Paragon Waste Systems (2)	2019	165,000	-	-	-	-	-	-	165,000

Tom Jones	2020	156,000	-	-	-	-	-	-	156,000
VP Business Development, MV Technologies (3)	2019	150,000	-	-	-	-	-	-	150,000

(1)	The table is on an accrual basis. Amounts accrued and unpaid as of December 31, 2020 for Mr. Combs is approximately $12,200.
(2)	The table is on an accrual basis. Amounts accrued and unpaid as of December 31, 2020 for Mr. Villamagna is approximately $15,700.
(3)	Mr. Jones salary was increased to $160,000 annually, commencing on August 1, 2020.

Employment Agreements

There are no employment agreements or contracts with any named executive officers.

Director Compensation

For the fiscal year ended December 31, 2020, no compensation was paid to directors other than those listed in the Summary Compensation Table above. We may implement director compensation arrangements or programs in the future.

Outstanding Equity Awards at Fiscal Year-End 2020

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Directors
Christopher H. Dieterich	-		-	-
Director

Scott Yenzer	625,000	(1)	375,000	0.70	09/01/2026
Director

(1)	In September 2019, Mr. Yenzer was granted options to purchase 1,000,000 shares of common stock at $0.70. The options vest quarterly over 2 years, becoming fully vested on September 1, 2021. Each tranche of vested options begins to expire 5 years after they vest, therefore these options expire quarterly, as they vested, between September 1, 2024 through September 1, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 30, 2021 certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;
●	Each executive officer who in this report are collectively referred to as the “Named Executive Officers;”
●	Each of our directors; and
●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. As of March 30, 2021, 64,688,575shares of our Common Stock were issued and outstanding.

Name and address of beneficial owners	Number of shares beneficially owned (1)		Percentage of class

Joseph John Combs, III	3,606,315	(2)	5.6%
CEO, President, Secretary
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Michael Cardillo	3,925,316	(3)	6.1%
President - REGS
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher H. Dieterich	-		*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher Scott Yenzer	875,000	(4)	1.3%
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Fortunato Villamagna	-		*
President - PWS
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Clark Knopik	-		*
Interim Chief Financial Officer
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

LPD Investments, Ltd.	6,290,832	(5)	9.7%
25025 145 North, Ste 410
The Woodlands, TX 77380

Clyde Berg	6,010,000	(6)	9.3%
10050 Brandley Drive
Cupertino, CA 95014

Carl Berg	3,560,000	(7)	5.5%
10050 Brandley Drive
Cupertino, CA 95014

All Officers and Directors as a Group (5 persons)	8,406,631		12. 8%

* Represents less than 1%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 3,825,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of options to purchase 875,000 shares of common stock, which were exercisable as of the date of this report, and shares becoming vested within 60 days of this report.
(5)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short-term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and 700,000 shares which were issued to LPD during fiscal year 2019 related to penalty on late payment of short-term note.
(6)	Consists of 3,800,000 shares owned by Mr. Clyde Berg, and 2,210,000 shares which are issuable as of December 31, 2020 related to penalty on late payment of short-term notes, issued in fiscal year 2019.
(7)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, options to purchase 60,000 shares of common stock issued on March 16, 2020 which are currently exercisable, 125,000 shares issuable related to a short-term note issued July 8, 2020, and 575,000 shares which are issuable as of December 31, 2020 related to long term debt issued in July 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the year ended December 31, 2020, the Company recorded interest expense of $3,600. Unpaid interest as of December 31, 2020 is approximately $5,200. The outstanding principal and interest under this note as of February 28, 2021 is $20,750.	15,000	15,000

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from Dorothy Combs, a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2020, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2020 is approximately $41,400. The outstanding principal and interest under this note as of February 28, 2021 is $171,240.	125,000	125,000

Unsecured short term note payable dated October 7, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the year ended December 31, 2020, the Company recorded interest expense of $3,600. Unpaid interest as of December 31, 2020 is approximately $4,700. The outstanding principal and interest under this note as of February 28, 2021 is $20,300.	15,000	15,000

Total short-term notes - related party	$155,000	$155,000

	December 31,
	2020	2019
Accrued interest	$53,000	$27,100
	$53,000	$27,100

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

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2019 and 2018:

	2020 Fees	2019 Fees
Audit Fees	$266,400	$215,800
Audit-Related Fees	-	-
Tax Fees	47,200	57,100
Total Fees	$313,600	$272,900

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2020 and 2019 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2020 and 2019, respectively.

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

Dated: April 15, 2021	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	April 15, 2021
J. John Combs III

/s/ Christopher Scott Yenzer	Director	April 15, 2021
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	April 15, 2021
Christopher Dieterich

