Form 10-Q
period 2021-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2021-05-14
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

No [X]

As of May 14, 2021, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$111,700	$47,300
Accounts receivable, net of allowance for doubtful accounts of $800 and $11,800, respectively	547,800	375,600
Inventory	149,200	250,200
Costs and estimated earnings in excess of billings on uncompleted contracts	-	6,800
Prepaid expenses and other current assets	386,500	110,600
Total Current Assets	1,195,200	790,500

Property and equipment, net	521,400	548,000
Intangible Assets, net	439,300	447,300
Right of use assets	338,300	380,400
Other assets	90,500	50,500

TOTAL ASSETS	$2,584,700	$2,216,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$954,800	$1,109,200
Accrued liabilities	2,097,400	1,977,200
Billings in excess of costs and estimated earnings on uncompleted contracts	408,500	323,900
Deferred revenue	22,000	30,200
Payroll taxes payable	1,093,700	1,085,400
Customer deposits	16,400	16,400
Paycheck protection program liabilities	720,400	590,300
Short term notes	2,914,600	3,032,800
Short term notes and accrued interest - related party	217,100	208,100
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and capital lease obligations	523,900	523,900
Current portion of lease liabilities	48,900	78,100
Total Current Liabilities	10,622,700	10,580,500

Deferred revenue, non-current	-	-
Lease liabilities net of current portion	322,000	334,700
Long term debt and capital lease obligations, net of current portion	694,500	30,300
Total Liabilities	11,639,200	10,945,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable ** and outstanding December 31, 2020 and December 31, 2019	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,965,900	22,961,200
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(30,011,300)	(29,693,700)
Total stockholders’ deficit	(6,980,300)	(6,667,400)
Non-controlling interest	(2,074,200)	(2,061,400)
Total Deficit	(9,054,500)	(8,728,800)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,584,700	$2,216,700

The accompanying notes are an integral part of these consolidated financial statements.

*These numbers were derived from the audited financial statements for the year ended December 31, 2020.

**Includes 3,185,000 shares issuable as of March 31, 2021 and December 31, 2020, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Products	$863,200	$765,800
Solid waste	58,200	58,200
Total revenue	921,400	824,000

Operating expenses:
Products costs	668,500	623,500
Solid waste costs	7,400	23,600
General and administrative expenses	313,700	417,800
Salaries and related expenses	165,400	408,400
Total operating expenses	1,155,000	1,473,300

Loss from operations	(233,600)	(649,300)

Other income (expense):
Interest expense	(202,500)	(194,000)
Other	105,700	189,900
Total non-operating expense, net	(96,800)	(4,100)

Net loss	(330,400)	(653,400)

Less: Net loss attributable to non-controlling interest	(12,800)	(27,300)

Net loss attributable to SEER common stockholders	$(317,600)	$(626,100)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	65,088,575	62,709,949

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2020	-	$-	65,088,600	$65,100	$22,961,200	$25,000	$(25,000)	$(29,693,700)	$(2,061,400)	$(8,728,800)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(317,600)	(12,800)	(330,400)

Balances at March 31, 2021	-	-	65,088,600	65,100	22,965,900	25,000	(25,000)	(30,011,300)	(2,074,200)	(9,054,500)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit
Balances at December 31, 2019	-	$-	62,591,100	$62,600	$22,651,100	$25,000	$(25,000)	$(26,964,300)	$(2,026,700)	$(6,277,300)

Issuance of common stock upon debt penalty	-	-	352,500	300	32,800	-	-	-	-	33,100

Stock-based compensation	-	-	-	-	8,300	-	-	-	-	8,300

Allocated value of common stock and warrants related to debt	-	-	-	-	5,500	-	-	-	-	5,500

Net loss	-	-	-	-	-	-	-	(626,100)	(27,300)	(653,400)

Balances at March 31, 2020	-	-	62,943,600	62,900	22,697,700	25,000	(25,000)	(27,590,400)	(2,054,000)	(6,883,800)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Loss from continuing operations	$(330,400)	$(653,400)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,600	44,000
Stock-based compensation expense	4,700	8,300
Non-cash expense for interest, common stock issued for debt penalty	-	33,100
Non-cash expense for interest, accretion of debt discount	20,000	18,400
Gain on disposition of assets	(75,800)	-
Non-cash relief of aged accounts payable	-	(35,700)
Changes in operating assets and liabilities:
Accounts receivable	(172,200)	384,600
Costs in excess of billings on uncompleted contracts	6,800	(243,100)
Inventory	(53,700)	(76,300)
Prepaid expenses and other assets	(221,400)	(96,000)
Accounts payable, accrued liabilities, and customer deposits	(25,400)	112,300
Billings in excess of revenue on uncompleted contracts	84,600	136,000
Deferred revenue	(8,200)	76,000
Payroll taxes payable	8,300	8,300
Net cash used in operating activities	(728,100)	(283,500)
Cash flows from investing activities:
Purchase of property and equipment	-	(19,300)
Proceeds from the sale of fixed assets	75,800	-
Net cash provided (used) by investing activities	75,800	(19,300)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(63,400)	(52,500)
Payments of short-term notes - related party	(10,000)	-
Proceeds of short-term notes - related party	10,000	-
Proceeds from short-term and long-term debt	650,000	150,000
Proceeds from paycheck protection program	130,100	-

Net cash provided by financing activities	716,700	97,500

Net (decrease) increase in cash	64,400	(205,300)
Cash at the beginning of period	47,300	354,700
Cash at the end of period	$111,700	$149,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,700	$3,300
Financing of prepaid insurance premiums	$52,400	$94,700
Non-cash repayment of debt	$154,700	$-
Non-cash payment of interest	$22,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The three wholly owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provided industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities, which is included in discontinued operations for fiscal years 2019. REGS is solely engaged in building kilns after the industrial cleaning has been discontinued; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

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

Reach (the trade name for BeneFuels, LLC), is currently owned 85% by SEER and focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Reach had no operations for the three months ended March 31, 2021.

PelleChar was established in September 2018 and is owned 51% by SEER. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the three months ended March 31, 2021 PelleChar activity related to startup of operations that were interrupted by the pandemic in 2020, and a commencement to market its product. Revenue and expenses of PelleChar were not material for the nine months then ended.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $30.0 million as of March 31, 2021, and $29.7 million as of December 31, 2020. For the three months ended March 31, 2021 and 2020, the Company incurred net losses from continuing operations of approximately $0.2 million and $0.6 million, respectively. The Company had a working capital deficit of approximately $9.4 million as of March 31, 2021, a decrease of $0.4 million in working capital deficit from $9.8 million as of December 31, 2020. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2021, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2021 the Company raised approximately $0.7 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $0.2 million, for a net cash provided by financing activities of approximately $0.1 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 15, 2021 for the year ended December 31, 2020.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the three months ended March 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	March 31, 2021	December 31, 2020
	(Unaudited)
Finished goods	$17,300	$158,100
Work in process	85,400	88,800
Raw materials	46,500	3,300

	$149,200	$250,200

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2021 and 2020 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of March 31, 2021 and 2020. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2019. The tax periods for the years ending December 31, 2017 through 2019 are open to examination by federal and state authorities.

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

Disaggregation of Revenue

	Three months ended March 31, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$608,800	-	$608,800
Media sales	254,400	-	254,400
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$863,200	$58,200	$921,400

	Three months ended March 31, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	624,700	-	624,700
Media sales	141,100	-	141,100
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$765,800	$58,200	$824,000

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Revenue Contract Assets	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of March 31, 2021	$547,800	$-	$408,500	$22,000	$-

Balance as of December 31, 2020	375,600	6,800	323,900	30,200	-

(Decrease) increase	$172,200	$(6,800)	$84,600	$(8,200)	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $0.9 million, of which the Company expects to recognize approximately 75% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of March 31, 2021 includes Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. We accrued the amounts that we qualify for, and this reduced our payroll expenses during the quarter applied for and approved. Prepaid and other current assets comprised of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Prepaid expenses	$165,200	$110,600
ERTC credits	221,300	-

Total prepaid expenses and other current assets	$386,500	$110,600

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Field and shop equipment	$1,282,700	$1,282,700
Vehicles	476,900	476,900
Waste destruction equipment, placed in service	553,300	553,300
Furniture and office equipment	345,700	345,700
Leasehold improvements	36,200	36,200
Building and improvements	21,200	21,200
Land	162,900	162,900
	2,878,900	2,878,900
Less: accumulated depreciation and amortization	(2,357,500)	(2,330,900)
Property and equipment, net	$521,400	$548,000

Depreciation expense for the three months ended March 31, 2021 and 2020 was $26,600 and $35,900, respectively. For the three months ended March 31, 2021 and 2020, depreciation expense included in cost of goods sold was $20,100 and $21,000, respectively. For the three months ended March 31, 2021 and 2020, depreciation expense included in selling, general and administrative expenses was $6,400 and $14,900, respectively.

Depreciation expense on leased CoronaLux™ units included in depreciation and amortization above is $0 and $9,700 as of March 31, 2021 and 2020, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31,
	2021	2020
Vehicles, field and shop equipment	$10,200	$10,200
Less: accumulated amortization	(10,200)	(10,200)
	$-	$-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31, 2021 (Unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(860,400)	161,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(957,800)	$439,300

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(852,400)	169,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(949,800)	$447,300

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $6,400 and $8,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 4 to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s December 31, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s March 31, 2021 Condensed Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2021, total right-of-use assets and operating lease liabilities were approximately $338,300. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2021, the Company recognized approximately $20,900 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (unaudited):

	Three Months Ended March 31,
	2021	2020

Cash paid for operating lease liabilities	$77,000	$73,600
Right-of-use assets obtained in exchange for new operating lease obligations	-	13,900
Weighted-average remaining lease term	0.0 months	8.0 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of March 31, 2021 were as follows:
2022	$83,800
2023	86,300
2024	88,900
2025	91,600
2026	94,300
Thereafter	40,400
485,300
Less imputed interest	(114,400)
Total lease liabilities	370,900
Current operating lease liabilities	48,900
Non-current operating lease liabilities	322,000
Total lease liabilities	$370,900

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Accrued compensation and related taxes	$473,600	$486,400
Accrued interest	1,310,900	1,170,500
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	35,700	34,000
Other	127,200	136,300
Total Accrued Liabilities	$2,097,400	$1,977,200

NOTE 9 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Revenue recognized	$-	$102,700
Less: billings to date	-	(95,900)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	6,800

Billings to date	2,169,900	1,716,800
Revenue recognized	(1,761,400)	(1,392,900)

Revenue contract liabilities	$408,500	$323,900

NOTE 10 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through March 31, 2021, the Company has provided approximately $6.9 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets. The balance as of March 31, 2021 and December 31, 2020 are $22,000 and $30,200, respectively, and are being recognized as revenue ratably over the term of the contract.

NOTE 11 – PAYROLL TAXES PAYABLE

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

As of March 31, 2021, and December 31, 2020, the outstanding balance due to the IRS by REGS was $1,093,700, and $1,085,400, respectively.

Other than this outstanding payroll tax matter, which is owed exclusively by REGS, arising in 2009 and 2010, all state and federal payroll taxes have been paid by REGS in a timely manner.

NOTE 12 – DEBT

Debt as of March 31, 2021 and December 31, 2020, was comprised of the following:

	Paycheck protection program		Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt and capital lease obligations		Total

Balance December 31, 2020	$590,300		$3,032,800		$1,605,000	$523,900	$30,300	(5)	$5,781,300
Increase in borrowing	130,100	(1)	52,400	(2)	-	-	650,000	(3)	832,500
Principal reductions	-		(170,600)		-	-	(5,800	)(5)	(176,400)
Amortization of debt discount	-		-		-	-	20,000		20,000

Balance March 31, 2021	$720,400		$2,914,600	(4)	$1,605,000	$523,900	$694,500		$6,458,400

(1)	Paycheck Protection Program (“PPP”) draw #2, received the first quarter of 2021.
(2)	Unsecured note payable insurance premium financing, interest at approximately 5.1% per annum, payable in 10 installments of $5,400, maturing on November 1, 2021.
(3)	A) Unsecured note payable dated January 19, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the three months ended March 31, 2021, the Company recorded interest expense of $2,400. Unpaid interest at March 31, 2021 was approximately $2,400.

B) Note payable dated February 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the three months ended March 31, 2021, the Company recorded interest expense of $6,200. Unpaid interest at March 31, 2021 was approximately $6,200.

(4)	The balance consists of $2,460,000 of secured notes, and $454,600 unsecured notes payable.
(5)	Secured notes.

NOTE 13 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest, related parties

Related parties accrued interest due to certain related parties are as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Short term notes	$155,000	$155,000
Accrued interest	62,100	53,100
Total short-term notes and accrued interest - Related parties	$217,100	$208,100

On January 6, 2021, the Company signed a $10,000 short-term note payable to the CEO. The note accrued interest at 8% interest per annum, with a $250 minimum interest to be paid. The loan was paid back withing the quarter, and $250 was recorded as interest expense.

NOTE 14 – EQUITY TRANSACTIONS

2021 Common Stock Transactions

During the three months ended March 31, 2021, no new equity transactions have occurred.

2020 Common Stock Transactions

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

NOTE 15 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers, for the three months ended March 31, 2021 and 2020 that surpassed the 10% threshold of total revenue. In total, these customers represented approximately 64% and 50% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

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

Potentially dilutive securities were comprised of the following (unaudited):

	Three Months Ended March 31,
	2021	2020
Warrants	271,000	1,221,000
Options	1,640,000	1,665,000
Convertible notes payable, including accrued interest	2,918,900	2,717,900
	4,829,900	5,603,900

NOTE 17 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar, REGS	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and three months ended March 31, 2021 and 2020 is as follows:

Three Months ended

2021	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$863,200	$58,200	$-	$921,400
Depreciation and amortization (1)	17,200	8,500	8,900	34,600
Interest expense	9,700	-	192,800	202,500
Stock-based compensation	-	-	4,700	4,700
Net income (loss)	138,200	(22,300)	(433,500)	(317,600)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,545,500	$354,200	$685,000	$2,584,700

2020	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$765,800	$58,200	$-	$824,000
Depreciation and amortization (1)	11,900	9,700	14,400	36,000
Interest expense	13,100	-	180,900	194,000
Stock-based compensation	-	-	8,300	8,300
Net income (loss)	(46,700)	(71,000)	(535,700)	(653,400)
Capital expenditures (cash and noncash)	19,300	-	-	19,300
Total assets	$1,849,300	$308,300	$799,700	$2,957,300

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

SEER BUSINESS OVERVIEW

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc. (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the environmental, waste management and renewable energy industries. SEER currently operates five companies with four offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S. Each of the five operating companies is discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations.

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

Subsidiaries

Wholly owned

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) designs and manufactures environmental systems and provides general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted relating to the services division; therefore, the division did not have any performance obligations as of December 31, 2019, nor thereafter. Fifteen employees in the division were terminated at December 31, 2019. Subsequent to January 1, 2020, REGS is engaged solely to build kilns for PWS, and other customers.

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

Majority owned

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

ReaCH4BioGas (“Reach”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach had minimal operations as of March 31, 2021.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturer. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the three months ended March 31, 2021.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $30.0 million as of March 31, 2021, and $29.7 million as of December 31, 2020. For the three months ended March 31, 2021 and 2020 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $0.3 million and $0.7 million, respectively. As of March 31, 2021, and December 31, 2020 our current liabilities exceed our current assets by approximately $9.4 million and $9.8 million, respectively. The primary reason for the decrease in negative working capital from December 31, 2020 to March 31, 2021 is due to a net increase in COVID-19 related stimulus related payroll tax credits. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended March 31, 2021.

Realization of a major portion of our assets as of March 31, 2021, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development focus to address opportunities identified in domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Total revenues were $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase of approximately $0.1 million or 12% in revenues comparing the three months ended March 31, 2021 to the three months ended March 31, 2020 is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from $765,800 for the three months ended March 31, 2020 to $863,200 for the three months ended March 31, 2021, an increase of approximately $97,400 or approximately 13%. Environmental solutions segment generated more revenue as 10 internally built kilns were delivered during the first quarter of 2021, and an increased volume of media sales from the first quarter of 2021 over the first quarter of 2020, partially offset by reduced revenue recognized in our construction contracts, due to a general slowdown in the economy attributable to the COVID-19 pandemic.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.2 million for the three months ended March 31, 2021 compared to $1.5 million for the three months ended March 31, 2020. The decrease primarily consists of a decrease in general and administrative costs of approximately $0.1 million, as a result of reduced professional fees during the quarter, and a reduction in salaries and related of approximately $0.2 million due to the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. We accrued the amounts that we qualify for, and this reduced our payroll expenses during the quarter.

Total non-operating other expense, net was $0.1 million for the three months ended March 31, 2021 compared to $4,100 for the three months ended March 31, 2020. The increase in expense in 2021 compared to 2020 is primarily due to the reduced other income, which in 2020 included a greater amount of gain on sale of fixed assets.

There is no provision for income taxes for both the three months ended March 31, 2021 and 2020, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2021 and 2020.

Net loss, before non-controlling interest, for the three months ended March 31, 2021 was $330,400 compared to a net loss, before non-controlling interest, of $653,400 for the three months ended March 31, 2020. The net loss attributable to SEER after deducting $12,800 for the non-controlling interest was $317,600 for the three months ended March 31, 2021 as compared to $626,100, after deducting $27,300 in non-controlling interest, for the three months ended March 31, 2020. As noted above, a decrease in operating expenses during 2021 of 22%, an increase in revenue of 12%, offset by increase in non-operating expenses, was the primary reason for the decrease in the net loss.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2021 of $0.7 million compared to net cash used by operating activities for the three months ended March 31, 2020 of $0.3 million, an increase of cash used of approximately $0.4 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, and non-cash interest expense. Non-cash adjustments reduced cash flows $16,500 for the three months ended March 31, 2021, compared to increasing cash flows $68,100 for the three months ended March 31, 2020. Depreciation and amortization totalled $34,600 during first quarter 2021 compared to $44,000 in the first quarter of 2020, non-cash expense for interest was $33,100 in the first quarter 2020, and $0 in the first quarter of 2021, and gain on disposal of fixed assets was $75,800 in the first quarter of 2021, and $0 in the first quarter of 2020. In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in account receivable used $0.2 million in cash in the first quarter of 2021, compared to providing $0.2 million in the first quarter of 2020, a net decrease in cash of $0.6 million, b) changes in prepaid expenses and other assets used $0.2 million in the first quarter of 2021, compared to use of $0.1 million in the first quarter of 2020, c) changes in accounts payable and accrued expenses used $25,400 in the first quarter of 2021, compared to providing $112,300 in the first quarter of 2020, a net increase in cash of $0.1 million, d) changes in billings in excess of revenue on uncompleted contracts provided $6,800 in the first quarter of 2021, compared to using $243,100 in the first quarter of 2020, a net increase in cash of $0.2 million, e) changes in deferred revenue used $8,200 in the first quarter of 2021, compared to providing $76,000 in the first quarter of 2020, a net decrease in cash of $0.1 million, and f) changes in prepaid expenses and other assets used $0.2 million in the first quarter of 2021, compared to using $0.1 million in the first quarter of 2020, a net decrease in cash of $0.1 million.

Investing activities

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2021 compared to using $19,300 of cash for the three months ended March 31, 2020. The purchase of property and equipment was $19,300 for the three months ended March 30, 2020, while $0 for the three months ended March 31, 2021. The proceeds from sale of fixed assets totalled $75,800 for the three months ended March 31, 2021, while $0 for the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2021 compared to $0.1 million for the three months ended March 31, 2020. The net of proceeds and payments related to debt of approximately $0.6 million in the three months ended March 31, 2021 compared to approximately $0.1 million in the three months ended March 31, 2020 and the net proceeds related to paycheck protection program of approximately $0.1 in the three months ended March 31, 2021 compared to approximately $0 in the three months ended March 31, 2020.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $800 and $11,800 has been reserved as of March 31, 2021 and December 31, 2020, respectively.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2021, and December 31, 2020, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019 was past due as of March 31, 2021. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020 in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing.

The $100,000 secured short-term note issued on July 2, 2019 was past due as of March 31, 2021. We are continuing to accrue interest at the stated rate of 12%, which is a total of approximately $21,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $150,000 secured short-term note issued on July 18, 2019 was past due as of March 31, 2021. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020 in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing.

The $450,000 secured short-term note issued on December 14, 2019 was past due as of March 31, 2021. We are continuing to accrue interest at the stated rate of 15%, which is a total of approximately $87,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $220,000 secured short-term note issued on July 8, 2020 was past due as of March 31, 2021. We are continuing to accrue interest at the stated rate of 15%, which is a total of approximately $24,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $120,000 secured short-term note issued on August 18, 2020 was past due as of March 31, 2021. We are continuing to accrue interest at the stated rate of 15%, which is a total of approximately $11,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $280,000 secured short-term note issued on September 3, 2020 was past due as of March 31, 2021. We are continuing to accrue interest at the stated rate of 15%, which is a total of approximately $24,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

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

Dated: May 14, 2021	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

