Form 10-Q
period 2021-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2021-08-16
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$181,500	$47,300
Accounts receivable, net of allowance for doubtful accounts of $800 and $11,800, respectively	535,900	375,600
Inventory	99,000	250,200
Costs and estimated earnings in excess of billings on uncompleted contracts	-	6,800
Prepaid expenses and other current assets	223,200	110,600
Total Current Assets	1,039,600	790,500

Property and equipment, net	497,800	548,000
Intangible Assets, net	431,300	447,300
Right of use assets	326,600	380,400
Other assets	50,500	50,500

TOTAL ASSETS	$2,345,800	$2,216,700

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable	$816,000	$1,109,200
Accrued liabilities	2,283,000	1,977,200
Billings in excess of costs and estimated earnings on uncompleted contracts	616,300	323,900
Deferred revenue	13,700	30,200
Payroll taxes payable	1,074,000	1,085,400
Customer deposits	16,400	16,400
Paycheck protection program liabilities	720,400	590,300
Short term notes	2,898,800	3,032,800
Short term notes and accrued interest - related party	226,100	208,100
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and capital lease obligations	524,900	523,900
Current portion of lease liabilities	48,900	78,100
Total Current Liabilities	10,843,500	10,580,500

Lease liabilities net of current portion	310,600	334,700
Long term debt and capital lease obligations, net of current portion	881,300	30,300
Total Liabilities	12,035,400	10,945,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,288,575 and 65,088,575 shares issued, issuable ** and outstanding June 30, 2020, and December 31, 2020, respectively	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,970,700	22,961,200
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(30,622,900)	(29,693,700)
Total stockholders’ deficit	(7,587,100)	(6,667,400)
Non-controlling interest	(2,102,500)	(2,061,400)
Total Deficit	(9,689,600)	(8,728,800)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,345,800	$2,216,700

The accompanying notes are an integral part of these consolidated financial statements.

*	These numbers were derived from the audited financial statements for the year ended December 31, 2020.
**	Includes 2,985,000 shares issuable as of June 30, 2021, and 3,185,000 shares issuable as of December 31, 2020, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$862,700	$734,300	$1,725,900	$1,500,100
Solid waste	58,300	58,300	116,500	116,500
Total revenue	921,000	792,600	1,842,400	1,616,600

Operating expenses:
Products costs	674,200	502,100	1,342,700	1,125,600
Solid waste costs	7,400	9,700	14,800	33,300
General and administrative expenses	324,400	293,600	638,100	711,400
Salaries and related expenses	372,000	389,100	537,400	797,500
Total operating expenses	1,378,000	1,194,500	2,533,000	2,667,800

Loss from operations	(457,000)	(401,900)	(690,600)	(1,051,200)

Other income (expense):
Interest expense	(189,200)	(200,800)	(391,700)	(394,800)
Other	6,400	1,500	112,000	191,400
Total non-operating expense, net	(182,800)	(199,300)	(279,700)	(203,400)

Net loss	(639,800)	(601,200)	(970,300)	(1,254,600)

Less: Net loss attributable to non-controlling interest	(28,200)	(38,000)	(41,100)	(65,300)

Net loss attributable to SEER common stockholders	$(611,600)	$(563,200)	$(929,200)	$(1,189,300)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	65,009,454	63,773,834	64,949,348	63,241,891

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2020	-	$-	65,088,600	$65,100	$22,961,200	$25,000	$(25,000)	$(29,693,700)	$(2,061,400)	$(8,728,800)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(317,600)	(12,900)	(330,500)

Balances at March 31, 2021	-	-	65,088,600	65,100	22,965,900	25,000	(25,000)	(30,011,300)	(2,074,300)	(9,054,600)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,800	-	-	-	-	4,800

Net loss	-	-	-	-	-	-	-	(611,600)	(28,200)	(639,800)

Balances at June 30, 2021	-	-	65,088,600	65,100	22,970,700	25,000	(25,000)	(30,622,900)	(2,102,500)	(9,689,600)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2019	-	$-	62,591,100	$62,600	$22,651,100	$25,000	$(25,000)	$(26,964,300)	$(2,026,700)	$(6,277,300)

Issuance of common stock upon debt penalty	-	-	352,500	300	32,800	-	-	-	-	33,100

Stock-based compensation	-	-	-	-	8,300	-	-	-	-	8,300

Allocated value of common stock and warrants related to debt	-	-	-	-	5,500	-	-	-	-	5,500

Net loss	-	-	-	-	-	-	-	(626,100)	(27,300)	(653,400)

Balances at March 31, 2020	-	-	62,943,600	62,900	22,697,700	25,000	(25,000)	(27,590,400)	(2,054,000)	(6,883,800)

Issuance of common stock upon debt penalty	-	-	390,000	400	41,200	-	-	-	-	41,600

Stock-based compensation	-	-	-	-	1,200	-	-	-	-	1,200

Net loss	-	-	-	-	-	-	-	(563,200)	(38,000)	(601,200)

Balances at June 30, 2020	-	-	63,333,600	63,300	22,740,100	25,000	(25,000)	(28,153,600)	(2,092,000)	(7,442,200)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(970,300)	$(1,254,600)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,200	90,000
Stock-based compensation expense	9,500	9,500
Non-cash expense for interest, common stock issued for debt penalty	-	74,700
Provision for doubtful accounts receivable	(200)	(10,800)
Non-cash expense for interest, accretion of debt discount	28,700	31,400
Gain on disposition of assets	(81,400)	-
Changes in operating assets and liabilities:
Accounts receivable	(160,100)	357,200
Costs in excess of billings on uncompleted contracts	6,800	(144,500)
Inventory	(3,500)	(42,000)
Prepaid expenses and other assets	(6,400)	(56,600)
Accounts payable, accrued liabilities, and customer deposits	30,600	59,700
Billings in excess of revenue on uncompleted contracts	292,400	(2,000)
Deferred revenue	(16,500)	67,700
Payroll taxes payable	(11,400)	16,600
Net cash used in operating activities	(812,600)	(803,700)
Cash flows from investing activities:
Purchase of property and equipment	(3,000)	(131,600)
Proceeds from the sale of fixed assets	81,400	-
Net cash provided by (used) in investing activities	78,400	(131,600)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(96,700)	(113,400)
Payments of short-term notes - related party	(10,000)	-
Proceeds from short-term notes - related party	10,000	-
Proceeds from short-term and long-term debt	835,000	262,200
Proceeds from paycheck protection program	130,100	590,300

Net cash provided by financing activities	868,400	739,100

Net increase (decrease) in cash	134,200	(196,200)
Cash at the beginning of period	47,300	354,700
Cash at the end of period	$181,500	$158,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,700	$8,300
Financing of prepaid insurance premiums	$52,400	$94,700
Non-cash repayment of debt	$154,700	$-
Non-cash payment of interest	$22,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has three wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The three wholly owned subsidiaries include: 1) REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)) provided industrial and proprietary cleaning services to refineries, oil fields and other private and governmental entities, which is included in discontinued operations for fiscal years 2019. After the industrial cleaning was discontinued as of 2019, REGS continued with its manufacturing and assembly operations during 2020 and into 2021. These operations consisted primarily of building kilns and related equipment. The company expects to wind down REGS for all purposes and cease all operations in September 2021; 2) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 3) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company focused on development of cost-effective chemical absorbents.

The two majority-owned subsidiaries include 1) Paragon Waste Solutions, LLC (“PWS”), and 2) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER and PelleChar is owned 51% by SEER.

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

PelleChar was established in September 2018 and is owned 51% by SEER. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the six months ended June 30, 2021, PelleChar activity related to startup of operations that were interrupted by the pandemic in 2020, and a commencement to market its product. Revenue and expenses of PelleChar were not material for the six months then ended.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly owned subsidiaries, REGS, MV and SEM and its majority-owned subsidiaries PWS and PelleChar, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $30.6 million as of June 30, 2021, and $29.7 million as of December 31, 2020. For the six months ended June 30, 2021, and 2020, the Company incurred net losses from continuing operations of approximately $1.0 million and $1.3 million, respectively. The Company had a working capital deficit of approximately $9.8 million as of June 30, 2021, consistent with a working capital deficit of $9.8 million as of December 31, 2020. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of June 30, 2021, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the six months ended June 30, 2021, the Company raised approximately $1.0 million from the Payroll Protection Program, and the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $0.1 million, for a net cash provided by financing activities of approximately $0.9 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 15, 2021, for the year ended December 31, 2020.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the six months ended June 30, 2021, and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	June 30, 2021	December 31, 2020
	(Unaudited)
Finished goods	$59,000	$158,100
Work in process	36,100	88,800
Raw materials	3,900	3,300

	$99,000	$250,200

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended June 30, 2021, and 2020 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of June 30, 2021, and 2020. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2019. The tax periods for the years ending December 31, 2017, through 2019 are open to examination by federal and state authorities.

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

Disaggregation of Revenue (Unaudited)

	Three months ended June 30, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$675,100	-	$675,100
Media sales	187,600	-	187,600
Licensing fees	-	8,300	8,300
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$862,700	$58,300	$921,000

	Three months ended June 30, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	353,000	-	353,000
Media sales	381,300	-	381,300
Licensing fees	-	8,300	8,300
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$734,300	$58,300	$792,600

	Six months ended June 30, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$1,283,900	-	$1,283,900
Media sales	442,000	-	442,000
Licensing fees	-	16,500	16,500
Operating fees	-	-	-
Management fees	-	100,000	100,000
Total Revenue	$1,725,900	$116,500	$1,842,400

	Six months ended June 30, 2020
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$977,700	-	$977,700
Media sales	522,400	-	522,400
Licensing fees	-	16,500	16,500
Operating fees	-	-	-
Management fees	-	100,000	100,000
Total Revenue	$1,500,100	$116,500	$1,616,600

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Revenue Contract Assets	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of June 30, 2021 (Unaudited)	$535,900	$-	$616,300	$13,700	$-

Balance as of December 31, 2020	375,600	6,800	323,900	30,200	-

(Decrease) increase	$160,300	$(6,800)	$292,400	$(16,500)	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.3 million, of which the Company expects to recognize approximately 75% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of June 30, 2021, includes Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. We accrued the amounts that we qualify for, and this reduced our payroll expenses during the quarter applied for and approved. Prepaid and other current assets comprised of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Prepaid expenses	$126,000	$110,600
ERTC credits	97,200	-
Total prepaid expenses and other current assets	$223,200	$110,600

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Field and shop equipment	$1,246,400	$1,282,700
Vehicles	407,800	476,900
Waste destruction equipment, placed in service	553,300	553,300
Furniture and office equipment	348,700	345,700
Leasehold improvements	36,200	36,200
Building and improvements	21,200	21,200
Land	162,900	162,900
	2,776,500	2,878,900
Less: accumulated depreciation and amortization	(2,278,700)	(2,330,900)
Property and equipment, net	$497,800	$548,000

Depreciation expense for the three months ended June 30, 2021, and 2020 was $26,600 and $37,900, respectively. For the three months ended June 30, 2021, and 2020, depreciation expense included in cost of goods sold was $20,300 and $24,600, respectively. For the three months ended June 30, 2021, and 2020, depreciation expense included in selling, general and administrative expenses was $6,500 and $13,300, respectively.

Depreciation expense for the six months ended June 30, 2021, and 2020 was $53,200 and $73,900, respectively. For the six months ended June 30, 2021, and 2020, depreciation expense included in cost of goods sold was $40,400 and $45,700, respectively. For the six months ended June 30, 2021, and 2020, depreciation expense included in selling, general and administrative expenses was $12,900 and $28,200, respectively.

Depreciation expense on leased CoronaLux™ units included in depreciation and amortization above is $0 and $19,400 as of June 30, 2021, and 2020, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30, 2021	December 31, 2020
	(Unaudited)
Vehicles, field and shop equipment	$10,200	$10,200
Less: accumulated amortization	(10,200)	(10,200)
	$-	$-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2021 (Unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(868,400)	153,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(965,800)	$431,300

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(852,400)	169,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(949,800)	$447,300

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $9,700 and $8,000 for the three months ended June 30, 2021, and 2020, respectively. Amortization expense was $16,100 for both six months ended June 30, 2021, and 2020.

NOTE 7 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s June 30, 2021, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s June 30, 2021, Condensed Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $226,600 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019, are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2021, total right-of-use assets and operating lease liabilities were approximately $326,600 and $359,500, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the six months ended June 30, 2021, the Company recognized approximately $72,900 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (Unaudited):

	Six Months Ended June 30,
	2021	2020

Cash paid for operating lease liabilities	$72,700	$108,200
Right-of-use assets obtained in exchange for new operating lease obligations	-	118,100
Weighted-average remaining lease term	62 months	62 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of June 30, 2021 were as follows:

2022	$84,500
2023	87,000
2024	89,600
2025	92,300
2026	95,000
Thereafter	16,200
464,600
Less imputed interest	(105,300)
Total lease liabilities	359,300
Current operating lease liabilities	48,900
Non-current operating lease liabilities	310,400
Total lease liabilities	$359,300

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
Accrued compensation and related taxes	$471,300	$486,400
Accrued interest	1,472,200	1,170,500
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	37,500	34,000
Other	152,000	136,300
Total Accrued Liabilities	$2,283,000	$1,977,200

NOTE 9 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Revenue recognized	$-	$102,700
Less: billings to date	-	(95,900)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	6,800

Billings to date	2,895,000	1,716,800
Revenue recognized	(2,278,700)	(1,392,900)

Revenue contract liabilities	$616,300	$323,900

NOTE 10 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through June 30, 2021, the Company has provided approximately $6.9 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets. The balance as of June 30, 2021, and December 31, 2020, are $13,700 and $30,200, respectively, and are being recognized as revenue ratably over the term of the contract.

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

As of June 30, 2021, and December 31, 2020, the outstanding balance due to the IRS by REGS was $1,074,000, and $1,085,400, respectively.

Other than this outstanding payroll tax matter, which is owed exclusively by REGS, arising in 2009 and 2010, all state and federal payroll taxes have been paid by REGS in a timely manner.

NOTE 12 – DEBT

Debt as of June 30, 2021 (Unaudited), and December 31, 2020, was comprised of the following:

	Paycheck protection program		Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt and capital lease obligations		Total

Balance December 31, 2020	$590,300		$3,032,800		$1,605,000	$523,900	$30,300	(5)	$5,782,300
Increase in borrowing	130,100	(1)	52,400	(2)	-	-	835,000	(3)	1,017,500
Principal reductions	-		(186,400)		-	-	(11,700	) (5)	(198,100)
Long term debt to current	-		-		-	1,000	(1,000)		-
Amortization of debt discount	-		-		-	-	28,700		28,700
Balance June 30, 2021	$720,400		$2,898,800	(4)	$1,605,000	$524,900	$881,300		$6,630,400

(1)	Paycheck Protection Program (“PPP”) draw #2, received the first quarter of 2021.
(2)	Unsecured note payable insurance premium financing, interest at approximately 5.1% per annum, payable in 10 installments of $5,400, maturing on November 1, 2021.
(3)	A) Unsecured note payable dated January 19, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the six months ended June 30, 2021, the Company recorded interest expense of $5,400. Unpaid interest at June 30, 2021 was approximately $5,400. B) Note payable dated February 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the six months ended June 30, 2021, the Company recorded interest expense of $16,200. Unpaid interest at June 30, 2021 was approximately $16,200. C) Note payable dated May 25, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the six months ended June 30, 2021, the Company recorded interest expense of $2,200. Unpaid interest at June 30, 2021 was approximately $2,200.
(4)	The balance consists of $2,460,000 of secured notes, and $438,800 unsecured notes payable.
(5)	Secured notes.

NOTE 13 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest, related parties

Related parties accrued interest due to certain related parties are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Short term notes	$155,000	$155,000
Accrued interest	71,100	53,100
Total short-term notes and accrued interest - Related parties	$226,100	$208,100

On January 6, 2021, the Company signed a $10,000 short-term note payable to the CEO. The note accrued interest at 8% interest per annum, with a $250 minimum interest to be paid. The loan and interest due was paid back within the first quarter, and $250 was recorded as interest expense.

NOTE 14 – EQUITY TRANSACTIONS

2021 Common Stock Transactions

During the six months ended June 30, 2021, no new equity transactions have occurred.

2020 Common Stock Transactions

During the six months ended June 30, 2020, the Company recorded 742,500 shares of $.001 par value common stock as issued and issuable to short-term note holders as required under their respective short-term notes valued at approximately $74,700 (See Note 12).

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

NOTE 15 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to five and one customers, for the six months ended June 30, 2021, and 2020 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 76% and 14% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

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

Potentially dilutive securities were comprised of the following (unaudited):

	Six Months Ended June 30,
	2021	2020
Warrants	271,000	721,000
Options	1,590,000	1,665,000
Convertible notes payable, including accrued interest	2,969,400	2,768,100
	4,830,400	5,154,100

NOTE 17 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar, REGS	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and six months ended June 30, 2021 (Unaudited), and 2020 is as follows:

Three Months Ended June 30,

2021	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$862,700	$58,300	$-	$921,000
Depreciation and amortization (1)	17,100	8,500	9,000	34,600
Interest expense	9,600	-	179,600	189,200
Stock-based compensation	-	-	4,800	4,800
Net income (loss)	(102,100)	(55,500)	(482,200)	(639,800)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,395,800	$331,800	$618,200	$2,345,800

2020	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$734,300	$58,300	$-	$792,600
Depreciation and amortization (1)	15,400	9,700	12,800	37,900
Interest expense	12,300	-	188,500	200,800
Stock-based compensation	-	-	1,200	1,200
Net income (loss)	(84,400)	(61,900)	(454,900)	(601,200)
Capital expenditures (cash and noncash)	45,200	-	-	45,200
Total assets	$2,031,900	$297,400	$569,300	$2,898,600

Six Months Ended June 30,

2021	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$1,725,900	$116,500	$-	$1,842,400
Depreciation and amortization (1)	34,300	17,000	17,900	69,200
Interest expense	19,300	-	372,400	391,700
Stock-based compensation	-	-	9,500	9,500
Net income (loss)	36,100	(77,800)	(928,600)	(970,300)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,395,800	$331,800	$618,200	$2,345,800

2020	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$1,500,100	$116,500	$-	$1,616,600
Depreciation and amortization (1)	27,300	19,400	27,200	73,900
Interest expense	25,400	-	369,400	394,800
Stock-based compensation	-	-	9,500	9,500
Net income (loss)	(131,100)	(132,900)	(990,600)	(1,254,600)
Capital expenditures (cash and noncash)	64,500	-	-	64,500
Total assets	$2,031,900	$297,400	$569,300	$2,898,600

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

NOTE 18 – SUBSEQUENT EVENTS

In July 2021, the Company received approval for the forgiveness of the full amount of one loan under the Payroll Protection Program in the amount of approximately $87,000.

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

Subsidiaries

Wholly owned

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating since 1994) designs and manufactures environmental systems and provides general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted relating to the services division; therefore, the services division did not have any performance obligations as of December 31, 2019, nor thereafter. Fifteen employees in the division were terminated as of December 31, 2019. After the industrial cleaning services division was discontinued as of 2019, REGS continued with its manufacturing and assembly operations during 2020 and into 2021. These operations consisted primarily of building kilns and related equipment. As of September 2021, the company expects to wind down REGS for all purposes and cease all operations.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the six months ended June 30, 2021.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $30.6 million as of June 30, 2021, and $29.7 million as of December 31, 2020. For the six months ended June 30, 2021, and 2020 we had net losses from continuing operations before adjustment for losses attributable to non-controlling interest of approximately $1.0 million and $1.3 million, respectively. As of both June 30, 2021, and December 31, 2020, our current liabilities exceed our current assets by approximately $9.8 million. The primary reason for that working capital deficit did not increase from December 31, 2020, to June 30, 2021, is due to a net increase in COVID-19 related stimulus related payroll tax credits. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended June 30, 2021.

Realization of a major portion of our assets as of June 30, 2021, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development focus to address opportunities identified in domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended June 30, 2021, and 2020

Total revenues were $0.9 million and $0.8 million for the three months ended June 30, 2021, and 2020, respectively. The increase of approximately $0.1 million or 16% in revenues comparing the three months ended June 30, 2021, to the three months ended June 30, 2020, is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from approximately $0.7 million for the three months ended June 30, 2020, to approximately $0.9 million for the three months ended June 30, 2021, an increase of approximately $0.1 million or approximately 17%. Environmental solutions segment generated more revenue as activity increased in our construction contracts, due to the relieving of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.4 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020. The increase primarily consists of an increase in product costs of approximately $0.2 million, as a result of increased activity in our construction contracts. The activity has increased from the COVID-19 related slowdown that commenced in the second quarter of 2020.

Total non-operating expense, net was $0.2 million for the three months ended June 30, 2021, which remained consistent with the three months ended June 30, 2020. The primary cost in non-operating expenses was interest, which was consistent with the second quarter of 2020, at $0.2 million.

There is no provision for income taxes for both the three months ended June 30, 2021, and 2020, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2021, and 2020.

Net loss, before non-controlling interest, for the three months ended June 30, 2021, was $639,900 compared to a net loss, before non-controlling interest, of $601,200 for the three months ended June 30, 2020. The net loss attributable to SEER after deducting $28,400 for the non-controlling interest was $611,500 for the three months ended June 30, 2021, as compared to $563,200, after deducting $38,000 in non-controlling interest, for the three months ended June 30, 2020. As noted above, an increase in operating expenses during 2021 of 15%, offset by an increase in revenue of 16%, was the primary reason for the increase in the net loss.

Results of Operations for the Six Months Ended June 30, 2021, and 2020

Total revenues were $1.8 million and $1.6 million for the six months ended June 30, 2021, and 2020, respectively. The increase of approximately $0.2 million or 14% in revenues comparing the six months ended June 30, 2021, to the six months ended June 30, 2020, is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from $1.5 million for the six months ended June 30, 2020, to $1.7 million for the six months ended June 30, 2021, an increase of approximately $0.2 million, or approximately 15%. Environmental solutions segment generated more revenue as 10 internally built kilns were delivered during the first quarter of 2021, and activity increased in our construction contracts, due to the relieving of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $2.5 million for the six months ended June 30, 2021, compared to $2.7 million for the six months ended June 31, 2020. The decrease primarily consists of a decrease in general and administrative costs of approximately $0.1 million, as a result of reduced professional fees during the six months ended, and a reduction in salaries and related of approximately $0.3 million due to the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. This was partially offset by higher costs of products as we recognized more costs related to our construction contracts, due to the relieving of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Total non-operating other expense, net was $0.3 million for the six months ended June 30, 2021, compared to $0.2 million for the six months ended June 30, 2020. The increase in expense in 2021 compared to 2020 is primarily due to the reduced other income, which in 2020 included a larger gain on the sale of fixed assets.

There is no provision for income taxes for both the six months ended June 30, 2021, and 2020, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 31, 2021, and 2020.

Net loss, before non-controlling interest, for the six months ended June 30, 2021, was $1.0 million compared to a net loss, before non-controlling interest, of $1.3 million for the six months ended June 30, 2020. The net loss attributable to SEER after deducting $41,200 for the non-controlling interest was $0.9 million for the six months ended June 30, 2021, as compared to $1.2 million, after deducting $65,300 in non-controlling interest, for the six months ended June 30, 2020. As noted above, a decrease in operating expenses during 2021 of 5%, an increase in revenue of 14%, offset by increase in non-operating expenses, was the primary reason for the decrease in the net loss.

Changes in Cash Flow

Operating Activities

The Company had consistent net cash used by operating activities for the six months ended June 30, 2021, and 2020 of $0.8 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, and non-cash interest expense. Net loss decreased for the six months ended June 30, 2021, by approximately $0.3 million. Non-cash adjustments increased cash flows $25,800 for the six months ended June 30, 2021, compared to increasing cash flows $194,800 for the six months ended June 30, 2020. Depreciation and amortization totaled $69,200 during first half of 2021 compared to $90,000 in the first half of 2020, non-cash expense for interest was $74,700 in the first half of 2020, and $0 in the first half of 2021, and gain on disposal of fixed assets was $81,400 in the first half of 2021, and $0 in the first half of 2020. In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in account receivable used approximately $0.2 million in cash in the first half of 2021, compared to providing $0.4 million in the first half of 2020, a net decrease in cash of approximately $0.5 million, b) changes in billings in excess of revenue on uncompleted contracts provided approximately $0.3 million in the first half of 2021, compared to use of $2,000 in the first half of 2020, a net increase in cash of approximately $0.3 million, c) changes in costs in excess of billings on uncompleted contracts provided $6,800 in the first half of 2021, compared to using $0.1 million in the first half of 2020, a net increase in cash of approximately $0.2 million, d) changes in deferred revenue used $16,500 in the first half of 2021, compared to providing $67,700 in the first half of 2020, a net decrease in cash of $0.1 million.

Investing activities

Net cash provided by investing activities was $78,400 for the six months ended June 30, 2021, compared to using $131,600 of cash for the six months ended June 30, 2020. The purchase of property and equipment was $3,000 for the six months ended June 30, 2021, and $131,600 for the six months ended June 30, 2020. The proceeds from sale of fixed assets totaled $81,400 for the six months ended June 30, 2021, while $0 for the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million for the six months ended June 30, 2021, compared to approximately $0.7 million for the six months ended June 30, 2020. The net of proceeds and payments related to debt of approximately $0.7 million in the six months ended June 30, 2021, compared to approximately $0.1 million in the six months ended June 30, 2020, and the net proceeds related to paycheck protection program of approximately $0.1 in the six months ended June 30, 2021, compared to approximately $0.6 million in the six months ended June 30, 2020.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $800 and $11,800 has been reserved as of June 30, 2021, and December 31, 2020, respectively.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2021, and December 31, 2020, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of June 30, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of June 30, 2021. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of June 30, 2021. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $24,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of June 30, 2021. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of June 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $104,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of June 30, 2021. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $18,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of June 30, 2021. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $9,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of June 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $32,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of June 31, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $15,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of June 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $34,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are currently in discussions with the lender regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms.

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

Dated: August 16, 2021	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a Duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

