Form 10-Q
period 2021-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2021-11-15
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$122,900	$47,300
Accounts receivable, net of allowance for doubtful accounts of $800 and $11,800, respectively	534,400	375,600
Inventory	117,400	250,200
Costs and estimated earnings in excess of billings on uncompleted contracts	123,700	6,800
Prepaid expenses and other current assets	153,400	110,600
Total Current Assets	1,051,800	790,500

Property and equipment, net	471,000	548,000
Intangible Assets, net	424,900	447,300
Right of use assets	314,600	380,400
Other assets	40,600	50,500

TOTAL ASSETS	$2,302,900	$2,216,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$697,500	$1,109,200
Accrued liabilities	2,099,900	1,977,200
Billings in excess of costs and estimated earnings on uncompleted contracts	227,100	323,900
Deferred revenue	5,500	30,200
Payroll taxes payable	-	1,085,400
Customer deposits	6,300	16,400
Paycheck protection program liabilities	96,600	590,300
Short term notes	2,849,000	3,032,800
Short term notes and accrued interest - related party	188,600	208,100
Convertible notes	1,605,000	1,605,000
Current portion of long term debt and capital lease obligations	525,200	523,900
Current portion of lease liabilities	52,700	78,100

Total Current Liabilities	8,353,400	10,580,500

Lease liabilities net of current portion	294,700	334,700
Long term debt and capital lease obligations, net of current portion	1,376,000	30,300
Total Liabilities	10,024,100	10,945,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 and 65,088,575 shares issued, issuable ** and outstanding September 30, 2021 and December 31, 2020, respectively	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,961,200
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(28,908,600)	(29,693,700)
Total stockholders’ deficit	(5,869,700)	(6,667,400)
Non-controlling interest	(1,851,500)	(2,061,400)
Total Deficit	(7,721,200)	(8,728,800)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,302,900	$2,216,700

The accompanying notes are an integral part of these consolidated financial statements.

*	These numbers were derived from the audited financial statements for the year ended December 31, 2020.

**	Includes 2,985,000 shares issuable as of September 30, 2021, and 3,185,000 shares issuable as of December 31, 2020, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$1,176,100	$849,700	$2,724,800	$2,320,700
Solid waste	58,200	58,200	174,700	174,700
Total revenue	1,234,300	907,900	2,899,500	2,495,400

Operating expenses:
Products costs	802,300	623,400	1,885,900	1,573,200
Solid waste costs	7,400	9,700	22,200	43,000
General and administrative expenses	198,400	224,100	818,600	881,800
Salaries and related expenses	170,700	342,800	608,500	958,700
Total operating expenses	1,178,800	1,200,000	3,335,200	3,456,700

Income (loss) from operations	55,500	(292,100)	(435,700)	(961,300)

Other income (expense):
Interest expense	(181,500)	(225,800)	(556,600)	(599,300)
Gain on abandonment	1,458,000	-	1,458,000	-
Gain on debt extinguishment	213,200	-	213,200	-
Other	(5,800)	(1,200)	24,000	(4,900)
Total non-operating income (expense), net	1,483,900	(227,000)	1,138,600	(604,200)

Income (loss) from continuing operations	1,539,400	(519,100)	702,900	(1,565,500)

Income (loss) from discontinued operations, net of tax	425,900	(136,600)	292,100	(344,800)
Net income (loss)	1,965,300	(655,700)	995,000	(1,910,300)

Less: Net income (loss) attributable to non-controlling interest	251,000	(30,700)	210,000	(96,000)

Net income (loss) attributable to SEER common stockholders	$1,714,300	$(625,000)	$785,000	$(1,814,300)

Basic earnings per share
Income (loss) from continuing operations, per share	$0.02	$(0.01)	$0.01	$(0.02)
Income (loss) from discontinued operations, per share	0.01	(0.00)	0.00	(0.01)
Net income (loss) per share, basic	$0.03	$(0.01)	$0.01	$(0.03)

Fully diluted earnings per share
Income (loss) from continuing operations, per share	0.02	(0.01)	0.01	(0.02)
Income (loss) from discontinued operations, per share	0.01	(0.00)	0.00	(0.01)
Net income (loss) per share, diluted	$0.03	$(0.01)	$0.01	$(0.03)

Weighted average shares outstanding – basic	65,088,575	64,200,640	64,996,267	63,865,814
Weighted average shares outstanding – diluted	65,178,575	64,200,640	65,086,267	63,865,814

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2020	-	$-	65,088,600	$65,100	$22,961,200	$25,000	$(25,000)	$(29,693,700)	$(2,061,400)	$(8,728,800)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(317,600)	(12,900)	(330,500)

Balances at March 31, 2021	-	-	65,088,600	65,100	22,965,900	25,000	(25,000)	(30,011,300)	(2,074,300)	(9,054,600)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,800	-	-	-	-	4,800

Net loss	-	-	-	-	-	-	-	(611,600)	(28,200)	(639,800)

Balances at June 30, 2021	-	-	65,088,600	65,100	22,970,700	25,000	(25,000)	(30,622,900)	(2,102,500)	(9,689,600)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	3,100	-	-	-	-	3,100

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	1,714,300	251,000	1,965,300

Balances at September 30, 2021	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(28,908,600)	$(1,851,500)	$(7,721,200)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2019	-	$-	62,591,100	$62,600	$22,651,100	$25,000	$(25,000)	$(26,964,300)	$(2,026,700)	$(6,277,300)

Issuance of common stock upon debt penalty	-	-	352,500	300	32,800	-	-	-	-	33,100

Stock-based compensation	-	-	-	-	8,300	-	-	-	-	8,300

Allocated value of common stock and warrants related to debt	-	-	-	-	5,500	-	-	-	-	5,500

Net loss	-	-	-	-	-	-	-	(626,100)	(27,300)	(653,400)

Balances at March 31, 2020	-	-	62,943,600	62,900	22,697,700	25,000	(25,000)	(27,590,400)	(2,054,000)	(6,883,800)

Issuance of common stock upon debt penalty	-	-	390,000	400	41,200	-	-	-	-	41,600

Stock-based compensation	-	-	-	-	1,200	-	-	-	-	1,200

Net loss	-	-	-	-	-	-	-	(563,200)	(38,000)	(601,200)

Balances at June 30, 2020	-	-	63,333,600	63,300	22,740,100	25,000	(25,000)	(28,153,600)	(2,092,000)	(7,442,200)

Issuance of common stock upon debt penalty	-	-	390,000	400	50,300	-	-	-	-	50,700

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	775,000	800	30,500	-	-	-	-	31,300

Net loss	-	-	-	-	-	-	-	(625,000)	(30,700)	(655,700)

Balances at September 30, 2020	-	$-	64,498,600	$64,500	$22,825,600	$25,000	$(25,000)	$(28,778,600)	$(2,122,700)	$(8,011,200)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Income (loss) from continuing operations	$702,900	$(1,565,500)
Income (loss) from discontinued operations	292,100	(344,800)
Net income (loss)	995,000	(1,910,300)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,400	131,700
Stock-based compensation expense	12,600	14,200
Non-cash expense for interest, common stock issued for debt penalty	-	125,400
Provision for doubtful accounts receivable	(200)	(10,800)
Gain on abandonment of subsidiary	(1,458,000)	-
Non-cash expense for interest, accretion of debt discount	29,900	60,100
Gain on debt distinguishment – PPP Loan	(623,800)	-
Gain on disposition of assets	(229,300)	-
Changes in operating assets and liabilities:
Accounts receivable	(158,700)	223,900
Costs in excess of billings on uncompleted contracts	(116,900)	(67,100)
Inventory	(21,900)	(136,300)
Prepaid expenses and other assets	66,500	39,500
Accounts payable, accrued liabilities, and customer deposits	105,700	220,000
Billings in excess of revenue on uncompleted contracts	(96,800)	(15,000)
Deferred revenue	(24,700)	(24,700)
Payroll taxes payable	-	24,900
Net cash used in operating activities	(1,418,200)	(1,324,500)
Cash flows from investing activities:
Purchase of property and equipment	(3,000)	(131,600)
Proceeds from the sale of fixed assets	192,100	-
Net cash provided (used) by investing activities	189,100	(131,600)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(130,400)	(173,900)
Payments of short-term notes - related party	(40,000)	-
Proceeds from short-term notes - related party	10,000	-
Proceeds from short-term and long-term debt	1,335,000	882,200
Proceeds from paycheck protection program	130,100	590,300

Net cash provided by financing activities	1,304,700	1,298,600

Net increase (decrease) in cash	75,600	(157,500)
Cash at the beginning of period	47,300	354,700
Cash at the end of period	$122,900	$197,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,700	$21,200
Financing of prepaid insurance premiums	$52,400	$94,700
Non-cash repayment of debt	$188,900	$-
Non-cash repayment of debt - PPP Loan	$213,200	$-
Non-cash repayment of debt – PPP Loan, discontinued operations	$410,600	$-
Non-cash payment of interest	$22,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries include: 1) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 2) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company focused on development of cost-effective chemical absorbents. The Company had a third wholly owned subsidiary, REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)), which was discarded and abandoned September 1, 2021, and all operations included in discontinued operations (See Note 17).

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

PelleChar was established in September 2018 and is owned 51% by SEER. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the nine months ended September 30, 2021, PelleChar activity related to startup of operations that were interrupted by the pandemic in 2020, and a commencement to market its product. Revenue and expenses of PelleChar were not material for the nine months then ended.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly owned subsidiaries, SEM, MV and REGS (no longer operational), and its majority-owned subsidiaries PWS and PelleChar, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $28.9 million as of September 30, 2021, and $29.7 million as of December 31, 2020. For the nine months ended September 30, 2021, the Company incurred net income approximately $1.0 million and 2020, the Company incurred a net loss of approximately $1.9 million. The Company had a working capital deficit of approximately $7.3 million as of September 30, 2021, and a working capital deficit of $9.8 million as of December 31, 2020. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of September 30, 2021, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the nine months ended September 30, 2021, the Company raised approximately $1.5 million from the Payroll Protection Program, and the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $0.2 million, for a net cash provided by financing activities of approximately $1.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the nine months ended September 30, 2021, and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	September 30, 2021	December 31, 2020
	(Unaudited)
Finished goods	$106,800	$158,100
Work in process	8,600	88,800
Raw materials	2,000	3,300

	$117,400	$250,200

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the nine months ended September 30, 2021, and 2020 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of September 30, 2021, and 2020. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2020. The tax periods for the years ending December 31, 2017, through 2020 are open to examination by federal and state authorities.

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

Disaggregation of Revenue (Unaudited)

	Three months ended September 30, 2021
	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Product sales	$918,700	-	$918,700
Media sales	257,400	-	257,400
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$1,176,100	$58,200	$1,234,300

	Three months ended September 30, 2020
	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Product sales (1)	698,900	-	698,900
Media sales	293,100	-	293,100
Licensing fees	-	8,200	8,200
Operating fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$992,000	$58,200	$1,050,200

(1)	Includes $142,300 of revenue included in discontinued operations.

	Nine months ended September 30, 2021
	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Product sales (2)	$2,202,600	-	$2,202,600
Media sales	699,400	-	699,400
Licensing fees	-	24,700	24,700
Operating fees	-	-	-
Management fees	-	150,000	150,000
Total Revenue	$2,902,000	$174,700	$3,076,700

(2)	Includes $177,200 of revenue included in discontinued operations.

	Nine months ended September 30, 2020
	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Product sales (3)	$1,676,600	-	$1,676,600
Media sales	815,500	-	815,500
Licensing fees	-	24,700	24,700
Operating fees	-	-	-
Management fees	-	150,000	150,000
Total Revenue	$2,492,100	$174,700	$2,666,800

(3)	Includes $171,400 of revenue included in discontinued operations.

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities

	Accounts Receivable, net	Revenue Contract Assets	Revenue Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of September 30, 2021	$534,400	$123,700	$227,100	$5,500	$-

Balance as of December 31, 2020	375,600	6,800	323,900	30,200	-

Increase (Decrease)	$158,800	$116,900	$(96,800)	$(24,700)	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.0 million, of which the Company expects to recognize 100% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of September 30, 2021, includes Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. We accrued the amounts that we qualify for, and this reduced our salaries and related expenses during the quarter applied for and approved. Prepaid and other current assets comprised of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Prepaid expenses	$75,100	$110,600
ERTC credits	78,300	-

Total prepaid expenses and other current assets	$153,400	$110,600

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Field and shop equipment	$599,600	$1,282,700
Vehicles	72,500	476,900
Waste destruction equipment, placed in service	553,300	553,300
Furniture and office equipment	342,400	345,700
Leasehold improvements	36,200	36,200
Building and improvements	21,200	21,200
Land	162,900	162,900
	1,788,100	2,878,900
Less: accumulated depreciation and amortization	(1,317,100)	(2,330,900)
Property and equipment, net	$471,000	$548,000

Depreciation expense for the three months ended September 30, 2021, and 2020 was $26,800 and $33,700, respectively. For the three months ended September 30, 2021, and 2020, depreciation expense included in cost of goods sold was $20,400 and $26,500, respectively. For the three months ended September 30, 2021, and 2020, depreciation expense included in selling, general and administrative expenses was $6,400 and $7,200, respectively.

Depreciation expense for the nine months ended September 30, 2021, and 2020 was $80,000 and $107,600, respectively. For the nine months ended September 30, 2021, and 2020, depreciation expense included in cost of goods sold was $60,700 and $72,200, respectively. For the nine months ended September 30, 2021, and 2020, depreciation expense included in selling, general and administrative expenses was $19,300 and $35,300, respectively.

Depreciation expense on leased CoronaLux™ units included in depreciation and amortization above is $0 and $29,200 as of September 30, 2021, and 2020, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	September 30, 2021	December 31, 2020
	(Unaudited)
Vehicles, field and shop equipment	$10,200	$10,200
Less: accumulated amortization	(10,200)	(10,200)
	$-	$-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2021 (Unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(874,800)	147,100
Trade name	54,900	(54,900)	-
	$1,397,100	$(972,200)	$424,900

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying value
Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(852,400)	169,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(949,800)	$447,300

The estimated useful lives of the intangible assets range from seven to ten years. Amortization expense was $6,400 and $8,000 for the three months ended September 30, 2021, and 2020, respectively. Amortization expense was $22,400 and $24,100 for the nine months ended September 30, 2021, and 2020, respectively.

NOTE 7 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s September 30, 2021, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s September 30, 2021, Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $226,600 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019, when the new lease standard was effective. Operating lease right-of-use assets and liabilities commencing after January 1, 2019, are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2021, total right-of-use assets and operating lease liabilities were approximately $425,000 and $457,400, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the nine months ended September 30, 2021, the Company recognized approximately $93,700 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (Unaudited):

	Nine Months Ended September 30,
	2021	2020

Cash paid for operating lease liabilities	$210,200	$234,600
Right-of-use assets obtained in exchange for new operating lease obligations	-	59,100
Weighted-average remaining lease term	59 months	7 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of September 30, 2021, were as follows:

2022	$85,100
2023	87,600
2024	90,300
2025	93,000
2026	87,600
Thereafter	-
443,600
Less imputed interest	(96,400)
Total lease liabilities	347,200

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Accrued compensation and related taxes	$127,800	$486,400
Accrued interest	1,641,700	1,170,500
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	39,200	34,000
Other	141,200	136,300
Total Accrued Liabilities	$2,099,900	$1,977,200

NOTE 9 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Revenue recognized	$892,900	$102,700
Less: billings to date	(769,200)	(95,900)
Costs and estimated earnings in excess of billings on uncompleted contracts	123,700	6,800

Billings to date	806,000	1,716,800
Revenue recognized	(578,900)	(1,392,900)

Revenue contract liabilities	$227,100	$323,900

NOTE 10 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through September 30, 2021, the Company has provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Payments received for non-refundable licensing and placement fees have been recorded as deferred revenue in the accompanying consolidated balance sheets. The balance as of September 30, 2021, and December 31, 2020, are $38,400 and $63,100, respectively, and are being recognized as revenue ratably over the term of the contract.

NOTE 11 – PAYROLL TAXES PAYABLE

In 2009 and 2010, REGS, a former subsidiary of the Company, became delinquent for unpaid federal employer and employee payroll taxes, accrued interest and penalties were incurred related to these unpaid payroll taxes.

In 2010 the IRS filed notices of federal tax liens against certain of REGS assets in order to secure certain tax obligations. The IRS is to release this lien if and when REGS pays the full amount due. Two of the officers of REGS also have liability exposure for a portion of the taxes if REGS does not pay the liability.

As of September 30, 2021, as a result of the abandonment of REGS, there was no outstanding payroll liabilities as of September 30, 2021. The outstanding balance due to the IRS by REGS at December 31, 2020 was $1,085,400, respectively.

Other than this prior outstanding payroll tax matter, which was owed exclusively by REGS, and arose in 2009 and 2010, all state and federal payroll taxes have been paid by the Company in a timely manner.

NOTE 12 – DEBT

Debt as of September 30, 2021 (Unaudited), and December 31, 2020, was comprised of the following:

	Paycheck protection program		Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt and capital lease obligations		Total

Balance December 31, 2020	$590,300		$3,032,800		$1,605,000	$523,900	$30,300	(5)	$5,782,300
Increase in borrowing	130,100	(1)	52,400	(2)	-	-	1,335,000	(3)	1,517,500
Principal reductions	(623,800)		(236,200)		-	-	(17,900	)(5)	(877,900)
Long term debt to current	-		-		-	1,300	(1,300)		-
Amortization of debt discount	-		-		-	-	29,900		29,900
Balance September 30, 2021	$96,600		$2,849,000	(4)	$1,605,000	$525,200	$1,376,000		$6,451,800

(1)	Paycheck Protection Program (“PPP”) draw #2, received the first quarter of 2021.
(2)	Unsecured note payable insurance premium financing, interest at approximately 5.1% per annum, payable in 10 installments of $5,400, maturing on November 1, 2021.
(3)	A) Unsecured note payable of $150,000 dated January 19, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the nine months ended September 30, 2021, the Company recorded interest expense of $8,400. Unpaid interest at September 30, 2021 was approximately $8,400. B) Note payable of $500,000 dated February 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the nine months ended September 30, 2021, the Company recorded interest expense of $26,300. Unpaid interest at September 30, 2021 was approximately $26,300. C) Note payable of $185,000 dated May 25, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the Nine months ended September 30, 2021, the Company recorded interest expense of $5,200. Unpaid interest at September 30, 2021 was approximately $5,200. D) Note payable of $500,000 dated August 6, 2021, interest at an annual rate of 8% simple interest and matures on August 5, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the Nine months ended September 30, 2021, the Company recorded interest expense of $5,800. Unpaid interest at September 30, 2021 was approximately $5,800.
(4)	The balance consists of $2,410,200 of secured notes, and $438,800 unsecured notes payable.
(5)	Secured notes.

NOTE 13 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest, related parties

Related parties accrued interest due to certain related parties are as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Short term notes	$125,000	$155,000
Accrued interest	63,600	53,100
Total short-term notes and accrued interest - Related parties	$188,600	$208,100

On January 6, 2021, the Company signed a $10,000 short-term note payable to the CEO. The note accrued interest at 8% interest per annum, with a $250 minimum interest to be paid. The loan and interest due was paid back within the first quarter, and $250 was recorded as interest expense.

NOTE 14 – EQUITY TRANSACTIONS

2021 Common Stock Transactions

During the nine months ended September 30, 2021, no new equity transactions have occurred.

2020 Common Stock Transactions

During the nine months ended September 30, 2020, the Company issued 1,132,500 shares of $.001 par value common stock to short-term note holders as required under their respective short-term notes valued at approximately $125,400.

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

NOTE 15 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to two and one customers, for the nine months ended September 30, 2021, and 2020 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 32% and 17% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 16 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For three and nine months ended September 30, 2021, 90,000 options were potentially dilutive securities as they were in the money. For three and nine months ended September 30, 2020, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Nine Months Ended September 30,
	2021	2020
Warrants	221,000	521,000
Options	1,500,000	1,665,000
Convertible notes payable, including accrued interest	3,020,100	2,818,800
	4,741,100	5,004,800

NOTE 17 – ABANDONMENT OF SUBSIDIARY

On September 1, 2021, the Company’s board of directors, by unanimous consent, adopted a resolution to abandon the Company’s wholly owned subsidiary, REGS, LLC. The abandonment resulted in a gain to the Company of approximately $1.5 million for both the three-month period and the nine-month period ended September 30, 2021. For the three and nine months ended September 30, 2021 and 2020, all operations from REGS have been reported as discontinued operations.

Major classes of line items constituting pretax income (loss) on discontinued operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Services revenue	$-	$142,300	$177,200	$171,400

Services costs	(55,800)	(192,600)	(314,900)	(368,400)
General and administrative expenses	(22,900)	(26,200)	(40,800)	(79,900)
Salaries and related expenses	(51,200)	(72,500)	(150,800)	(254,100)
Other income (expense)	145,200	12,400	210,800	186,200
Gain on debt extinguishment	410,600	-	410,600	-
Total expenses	425,900	(278,900)	114,900	(516,200)

Operating income (loss)	425,900	(136,600)	292,100	(344,800)
Income tax benefit	-	-	-	-

Total income (loss) from discontinued operations	$425,900	$(136,600)	$292,100	$(344,800)

The net assets and liabilities disposed of, resulting in the gain on the abandonment, are summarized in the following table:

Three and Nine Months Ended
September 30, 2021
Assets, net	(18,900)
Liabilities - Other, net including intercompany assets	391,500
IRS payroll tax liability	1,085,400
Gain on abandonment	1,458,000

NOTE 18 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and nine months ended September 30, 2021 (Unaudited), and 2020 is as follows:

Three Months ended September 30, 2021	Environmental	Solid
	Solutions	Waste	Corporate	Total
Revenue	$1,176,100	$58,200	$-	$1,234,300
Depreciation and amortization (1)	17,500	8,500	7,200	33,200
Interest expense	1,200	300	180,000	181,500
Stock-based compensation	-	-	3,100	3,100
Net income (loss) (2)	1,388,900	543,800	32,600	1,965,300
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,463,400	$306,500	$533,000	$2,302,900

2020	Environmental	Solid
	Solutions	Waste	Corporate	Total
Revenue	$849,700	$58,200	$-	$907,900
Depreciation and amortization (1)	30,500	13,100	14,200	57,800
Interest expense	1,800	100	223,900	225,800
Stock-based compensation	-	-	-	-
Net income (loss) (2)	(109,200)	(55,600)	(490,900)	(655,700)
Capital expenditures (cash and noncash)	67,100	-	-	67,100
Total assets	$1,852,000	$306,700	$645,700	$2,804,400

Nine months ended September 30, 2021	Environmental	Solid
	Solutions	Waste	Corporate	Total
Revenue	$2,724,800	$174,700	$-	$2,899,500
Depreciation and amortization (1)	51,800	25,500	25,100	102,400
Interest expense	3,900	300	552,400	556,600
Stock-based compensation	-	-	12,600	12,600
Net income (loss) (2)	1,425,000	466,000	(896,000)	995,000
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,463,400	$306,500	$533,000	$2,302,900

2020	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$2,320,700	$174,700	$-	$2,495,400
Depreciation and amortization (1)	57,800	32,500	41,400	131,700
Interest expense	5,900	100	593,300	599,300
Stock-based compensation	-	-	14,200	14,200
Net income (loss) (2)	(240,300)	(188,500)	(1,481,500)	(1,910,300)
Capital expenditures (cash and noncash)	131,600	-	-	131,600
Total assets	$1,852,000	$306,700	$645,700	$2,804,400

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles

(2)	The environmental solutions segment contains the total net income (loss) from discontinued operations

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

SEER BUSINESS OVERVIEW

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002 for the purpose of acquiring one or more businesses, under the name of Satellite Organizing Solutions, Inc. (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc., reduced its number of outstanding shares through a reverse stock split and consummated the acquisition of both, REGS, LLC and Tactical Cleaning Company, LLC. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the environmental, waste management and renewable energy industries. SEER currently operates five companies with four offices in the western and mid-western U.S. Through these operating companies, SEER provides products and services throughout the U.S. and has licensed and owned technologies with many customer installations throughout the U.S. Each of the five operating companies, which includes our majority owned entities, is discussed in more detail below.

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

The Company now owns and manages three operating entities and two entities that have no significant operations to date, as REGS has been abandoned during the fiscal quarter. References in this report to abandoned or abandonment refer to the Company’s determination not to provide financial support to, or conduct operations in or through, REGS.

Subsidiaries

Wholly owned

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

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operating from 1994 to September 2021) previously designed and manufactured environmental systems and provided general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2019 and 2018. No contracts have been uncompleted relating to the services division; therefore, the services division did not have any performance obligations as of December 31, 2019, nor thereafter. Fifteen employees in the division were terminated as of December 31, 2019. After the industrial cleaning services division was discontinued as of 2019, REGS continued with its manufacturing and assembly operations during 2020 and into 2021. These operations consisted primarily of building kilns and related equipment. As of September 2021, the Company wound down REGS, ceased all operations, and abandoned the entity as a subsidiary. REGS operations for the periods reported were included in discontinued operations. Assets and liabilities were stranded and written off in accordance with GAAP; however, the Company cannot provide any assurance as to the treatment of such assets or liabilities or the abandonment by third parties, including governmental authorities.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the nine months ended September 30, 2021.

Joint Ventures

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

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW has an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In addition to the equity position, PWS is the operating partner for the business and intends to sell a number of additional systems to the joint venture. In 2017, PSMW purchased and installed three CoronaLux™ units at an PSMW facility.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring operating losses, and has accumulated a deficit of approximately $28.9 million as of September 30, 2021, and $29.7 million as of December 31, 2020. For the nine months ended September 30, 2021, and 2020 we had net losses from operations before adjustment for losses attributable to non-controlling interest of approximately $0.8 million and $1.5 million, respectively. As of September 30, 2021, and December 31, 2020, our current liabilities exceed our current assets by approximately $7.3 million and $9.8 million, respectively. The primary reason for that working capital deficit decreased from December 31, 2020, to September 30, 2021, is due to abandonment of REGS as an entity, and stranded a net of liabilities that are no longer consolidated liabilities under the Company. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended September 30, 2021.

Realization of a major portion of our assets as of September 30, 2021, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development focus to address opportunities identified in domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended September 30, 2021, and 2020

Total revenues were $1.2 million and $1.1 million for the three months ended September 30, 2021, and 2020, respectively. The increase of approximately $0.1 million or 18% in revenues comparing the three months ended September 30, 2021, to the three months ended September 30, 2020, is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from approximately $1.0 million for the three months ended September 30, 2020, to approximately $1.2 million for the three months ended September 30, 2021, an increase of approximately $0.2 million or approximately 19%. Environmental solutions segment generated more revenue as activity increased in our construction contracts, due to the relief of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were consistent at approximately $1.2 million for the three months ended September 30, 2021, and 2020.

Total non-operating expense, net was $1.5 million of other income for the three months ended September 30, 2021, compared to $0.2 million expense for the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company recorded $1.5 million gain on abandonment, resulting from the ceasing of operations and abandonment of the REGS subsidiary. We also recorded $0.2 million in gain on debt extinguishment, which resulted from the forgiveness of the Company’s PPP Loans from the US Treasury.

There is no provision for income taxes for both the three months ended September 30, 2021, and 2020, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2021, and 2020.

Net income, before discontinued operations and non-controlling interest, for the three months ended September 30, 2021, was $1.5 million compared to a net loss, before discontinued operations and non-controlling interest, of $0.5 million for the three months ended September 30, 2020. The net income attributable to SEER after deducting $0.3 million for the non-controlling interest and adding a gain from discontinued operations of $0.4 million was $1.7 million for the three months ended September 30, 2021, as compared to a net loss of $0.6 million, after deducting $30,700 in non-controlling interest and deducting $0.1 million loss from discontinued operations, for the three months ended September 30, 2020. As noted above, an increase in non-operating income during 2021 of $1.7 million primarily due to the $1.5 million gain from abandonment of REGS and the $0.2 million gain on debt extinguishment related to the forgiveness of the Company’s PPP Loan, an increase in revenue of $0.2 million, and a decrease of operating expenses of $0.2 million, were the primary reason for the increase in the net income.

Results of Operations for the Nine Months Ended September 30, 2021, and 2020

Total revenues were $2.9 million and $2.5 million for the nine months ended September 30, 2021, and 2020, respectively. The increase of approximately $0.4 million or 16% in revenues comparing the nine months ended September 30, 2021, to the nine months ended September 30, 2020, is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from $2.3 million for the nine months ended September 30, 2020, to $2.7 million for the nine months ended September 30, 2021, an increase of approximately $0.2 million, or approximately 16%. Activity increased in our construction contracts, due to the relieving of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $3.3 million for the nine months ended September 30, 2021, compared to $3.5 million for the nine months ended September 31, 2020. The decrease primarily consists of a decrease in general and administrative costs of approximately $0.1 million, as a result of reduced professional fees during the nine months ended, and a reduction in salaries and related of approximately $0.5 million due to the general decreased headcount, and the utilization of the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. This was partially offset by higher costs of products as we recognized more costs related to our construction contracts, due to the relieving of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period. This was partially offset by an increase in product costs due to activity increased in our construction contracts, due to the relieving of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Total non-operating other income, net was $1.1 million for the nine months ended September 30, 2021, compared to expense of $0.6 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a $1.5 million gain on abandonment, resulting from the ceasing of operations and abandonment of the REGS subsidiary. We also recorded $0.2 million in gain on debt extinguishment, which resulted from the forgiveness of the Company’s PPP Loans from the US Treasury.

There is no provision for income taxes for both the nine months ended September 30, 2021, and 2020, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 31, 2021, and 2020.

Net income, before non-controlling interest and discontinued operations, for the nine months ended September 30, 2021, was $0.7 million compared to a net loss, before non-controlling interest and discontinued operations, of $1.6 million for the nine months ended September 30, 2020. The net loss attributable to SEER after deducting $0.2 million for the non-controlling interest and adding a gain from discontinued operations of $0.3 million was $0.8 million for the nine months ended September 30, 2021, as compared to a loss of $1.8 million, after deducting $0.1 million in non-controlling interest and deducting a loss from discontinued operations of $0.3 million, for the nine months ended September 30, 2020. As noted above, a decrease in operating expenses during 2021 of 4%, an increase in revenue of 16%, and an increase in non-operating income of $1.7 million primarily due to the $1.5 million gain from the abandonment of REGS and the $0.2 million gain on debt extinguishment related to forgiveness of the Company’s PPP Loan, were the primary reasons for the change from a net loss to a net income for the nine months ended September 30, 2021. We also recorded a gain from discontinued operations of $0.3 million compared to a loss of $0.4 million, resulting in a $0.7 million favorable result to net income.

Results of Discontinued Operations for the Three and Nine Months Ended September 30, 2020 and 2019

As of September 1, 2021 the Company abandoned its REGS subsidiary. All revenue and expenses of our REGS subsidiary for 2021 and 2020 are classified as discontinued operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Services revenue	$-	$142,300	$177,200	$171,400

Services costs	(55,800)	(192,600)	(314,900)	(368,400)
General and administrative expenses	(22,900)	(26,200)	(40,800)	(79,900)
Salaries and related expenses	(51,200)	(72,500)	(150,800)	(254,100)
Other income (expense)	145,200	12,400	210,800	186,200
Gain on debt extinguishment	410,600	-	410,600	-
Total expenses	425,900	(278,900)	114,900	(516,200)

Total income (loss) from discontinued operations	$425,900	$(136,600)	$292,100	$(344,800)

There is no provision for income taxes for both the three or nine months ended September 30, 2021 and 2020, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2021 and 2020.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the nine months ended September 30, 2021, and 2020 of $1.4 million and $1.3 million, respectively. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, non-cash interest expense, gain on debt extinguishment, and gain on abandonment of subsidiary. Net loss decreased for the nine months ended September 30, 2021, from approximately $1.9 million, to a gain of $1.0 million. Non-cash adjustments decreased cash flows $2.1 million for the nine months ended September 30, 2021, compared to increasing cash flows $0.3 million for the nine months ended September 30, 2020.

Gain on abandonment of subsidiary totaled $1.5 million during first nine months of 2021 compared to $0 in the first nine months of 2020, non-cash expense for interest was $0 in the first nine months of 2021, and $0.1 million in the first nine months of 2020, gain on extinguishment of debt totaled $0.6 million during first nine months of 2021 compared to $0 in the first nine months of 2020, and gain on disposal of fixed assets was $0.2 million in the first half of 2021, and $0 in the first half of 2020.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in account receivable used approximately $0.3 million in cash in the first nine months of 2021, compared to providing $0.2 million in the first nine months of 2020, a net decrease in cash of approximately $0.5 million, b) changes in inventory used approximately $21,900 in the first three months of 2021, compared to using $136,300 in the first nine months of 2020, a net increase in cash of approximately $0.1 million, c) changes in accounts payable, accrued liabilities, and customer deposits provided $0.1 million in the first nine months of 2021, compared to providing $0.2 million in the first nine months of 2020, a net decrease in cash provided of approximately $0.1 million, d) changes in costs in excess of billings on uncompleted contracts used $96,800 in the first nine months of 2021, compared to using $15,000 in the first half of 2020, a net increase in cash used of approximately $0.1 million.

Investing activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2021, compared to using $0.1 million of cash for the nine months ended September 30, 2020. The purchase of property and equipment was $3,000 for the nine months ended September 30, 2021, and $131,600 for the nine months ended September 30, 2020. The proceeds from sale of fixed assets totaled $0.2 million for the nine months ended September 30, 2021, while $0 for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was approximately $1.3 million for the nine months ended September 30, 2021, which was consistent with the nine months ended September 30, 2020. The net of proceeds and payments related to debt of approximately $1.2 million in the nine months ended September 30, 2021, compared to approximately $0.7 million in the nine months ended September 30, 2020, and the net proceeds related to paycheck protection program of approximately $0.1 in the nine months ended September 30, 2021, compared to approximately $0.6 million in the nine months ended September 30, 2020.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $800 and $11,800 has been reserved as of September 30, 2021, and December 31, 2020, respectively.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2021, and December 31, 2020, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of September 30, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of September 30, 2021. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $27,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of September 30, 2021. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $88,200 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $121,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $21,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $10,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $40,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of September 31, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $20,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of September 30, 2021. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $45,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2021	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

