Form 10-K
period 2021-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2022-04-15
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

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

Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter; 61,482,260 shares of common stock held by non-affiliates with an aggregate market value of $14,755,742, based upon a closing price of $0.24 per share.

As of April 14, 2022, there were 65,088,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2021

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

The Company now owns and manages three operating entities and two entities that have no significant operations to date, as REGS was abandoned during the third fiscal quarter of 2021. References in this report to abandoned or abandonment refer to the Company’s determination not to provide financial support to, or conduct operations in or through, REGS.

Subsidiaries

Wholly owned

MV, LLC (d/b/a MV Technologies), (“MV”): (operating since 2003) MV designs and sells patented and/or proprietary, dry scrubber solutions for management of Hydrogen Sulfide (H2S) in biogas, landfill gas, and petroleum processing operations. These system solutions are marketed under the product names H2SPlus™ and OdorFilter™. The markets for these products include landfill operations, agricultural and food product processors, wastewater treatment facilities, and petroleum product refiners. MV also develops and designs proprietary technologies and systems used to condition biogas for use as renewable natural gas (“RNG”), for a number of applications, such as transportation fuel and natural gas pipeline injection.

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations.

REGS, LLC d/b/a Resource Environmental Group Services (“REGS”): (operated from 1994 to September 2021) previously designed and manufactured environmental systems and provided general industrial cleaning services and waste management consulting to many industry sectors. During the fourth quarter of 2019, the Company ceased bidding on, and accepting contracts for the services division of its REGS subsidiary. The results from the subsidiary are included in discontinued operations for the years ended 2021 and 2020. No contracts have been uncompleted relating to the services division; therefore, the services division did not have any performance obligations as of December 31, 2020, nor thereafter. After the industrial cleaning services division was discontinued as of 2019, REGS continued with its manufacturing and assembly operations during 2020 and into 2021. These operations consisted primarily of building kilns and related equipment. As of September 2021, the Company wound down REGS, ceased all operations, and abandoned the entity as a subsidiary. REGS operations for the periods reported were included in discontinued operations. Assets and liabilities were stranded and written off in accordance with GAAP; however, the Company cannot provide any assurance as to the treatment of such assets or liabilities or the abandonment by third parties, including governmental authorities.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the year ended December 31, 2021.

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

Segment Information

The Company currently has identified three segments as follows:

		% of Annual Revenues
		2021	2020
MV, SEM, PelleChar	Environmental Solutions	93%	92%
PWS	Solid Waste	7%	8%

Reach is not currently operating but should operations commence it will be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but should operations commence it will be part of the Environmental Solutions segment.

As of December 31, 2021, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $295,900. As of December 31, 2020, we had one customer who comprised 10% or more of our accounts receivable and had a balance of approximately $229,100. See Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $29.4 million as of December 31, 2021, and for the year ended December 31, 2021, we had net income, from continuing operations of $0.2 million, and 2020, we incurred net losses, from continuing operations, of approximately $2.3 million. As of December 31, 2021, and 2020 our current liabilities exceed our current assets by approximately $7.5 million and $9.8 million, respectively. The primary reason for that working capital deficit decreased from December 31, 2020, to December 31, 2021, is due to the abandonment of REGS as an entity, and stranded a net of liabilities that are no longer consolidated liabilities under the Company. The Company has limited shares of authorized and unissued common stock available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended December 31, 2021.

Realization of a major portion of our assets as of December 31, 2021, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units will be critical to achieving profitability. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations (particularly in the nation’s oil and gas fields) and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. Our financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Industry

With its diverse services, technologies, and environmental solution offerings, SEER participates in the worldwide markets of environmental compliance, renewable energy and gaseous and solid waste minimization/management. There are ever-increasing emissions and solid waste regulations, as well as statutory programs at the local, state, federal and international levels that create and mandate the need for renewable energies and waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste.

The industrial waste management industry in North America was shaped first by the Resource Conservation and Recovery Act of 1976 (“RCRA”), which requires waste generators to, among other things, transport, treat, store and dispose of hazardous waste in accordance with specific regulations. After RCRA, growing national awareness of environmental issues, coupled with corporate and institutional awareness of environmental liabilities, have contributed to the growth of the industry and associated governing legislation on the state and federal levels.

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

Business Strategy

SEER’s operations to date have been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired MV as a wholly owned subsidiary. In 2015 SEM was created to provide recurring and high-margin revenue to the Company by offering an internal source of diverse media solutions required to treat various waste and off-gas streams, particularly digesters and landfills. This enables pricing flexibility by the technology solutions affiliates that, in turn, should result in increased sales of systems that leads to greater demand for media. We intend to continue pursuing an aggressive strategy of both acquisitions, strategic partnerships, and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets. Potential acquisitions may include businesses that secure supply chain and vendor logistics or complement our core businesses or companies that provide a similar set of services in regions where the Company does not currently have operations.

Upon full development of certain patented and patent-pending technologies, we intend to explore licensing relationships with larger, established companies to generate sustainable revenue streams from domestic and international applications.

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

Competition

The industrial services industry is highly competitive. We compete with several small and medium-sized companies in the gas treatment sector. In the face of this competition, we have been effective in maintaining, and in some sectors, growing our revenue opportunities due to the wide range of services we offer, a competitive pricing structure, our innovative and proprietary/patent-pending technologies, and a reputation for reliability, built over the nearly 20 years of business operations as well as the care we take in performing and completing each customer project.

The medical waste industry is also highly competitive with fewer, but larger businesses in the space and one entity having a dominant position in the industry.

In all its businesses, the Company currently holds very small parts of very large and growing markets. MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost-effective removal of H2S from process gas streams. H2S is highly corrosive and is a precursor to sulfur dioxide, a highly regulated air pollutant. Therefore, removing H2S from industrial process waste streams is essential to enhance personnel safety, extend the life of industrial equipment, and minimize resulting air pollution. In the markets served by MV there are a number of competing technologies employed such as: biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. PWS competes by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling. We believe that the patented CoronaLux™ technology results in a superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market.

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

The Superfund Act. The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA of the release of hazardous substances into the environment. It authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict, and in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance that is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment.

The Clean Air Act. The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for specific sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations, which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone-depleting chemicals; and (iv) provide for enhanced enforcement.

Clean Water Act. This legislation prohibits discharges into the waters of the United States without government authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities.

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

Pursuant to the EPA’s authorization of their RCRA equivalent programs, a number of states have regulatory programs governing the permitting and operation of hazardous waste facilities. Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Our facilities are also subject to local siting, zoning and land-use restrictions. Although our facilities occasionally have been cited for regulatory violations, we believe we are in substantial compliance with all federal, state and local laws regulating our business.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $0 on R&D for the years ended December 31, 2021, and 2020. As the Company brings its organic fertilizer products, Pellechar10™ and Pellechar30™, to market, it plans to allocate a small R&D budget in fiscal years 2021 and 2022, anticipated to be less than $100,000.

Employees

As of December 31, 2021, we employed 14 non-union hourly and salaried employees, 1 of which was part-time. Our business has some seasonality that requires us to use day laborers.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since inception and have an accumulated deficit of approximately $29.4 million as of December 31, 2021 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to develop profitable operations. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We continue to evaluate the performance of our assets and businesses. Based on this evaluation, we may sell certain assets or businesses or exit particular markets. Any impairments and losses on divestiture resulting from this process may cause us to record significant charges, including those related to goodwill and other intangible assets. In addition, divestitures may not yield the targeted improvements in our business. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management’s attention from our other businesses, the potential loss of key employees, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business. Any charges that we are required to record or the failure to achieve the intended financial results associated with divestitures of businesses or assets could have a material adverse effect on our business, financial condition or results of operations. On September 1, 2021, REGS was abandoned and discarded by the Company.

Our substantial indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

We currently have a substantial amount of outstanding indebtedness. As of December 31, 2021, we had an accumulated deficit of approximately $29.4 million, with total current assets and liabilities of approximately $1.0 million and $8.5 million respectively. Included in the liabilities are approximately $2.8 million of short-term notes, $180,800 of short-term notes to a related party and approximately $1.6 million of convertible notes.

There can be no assurance that we will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. As of December 31, 2021, we have cash and cash equivalent assets of $188,800. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

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

We continue to incur losses in operations. We have experienced recurring losses and have accumulated a deficit of approximately $29.4 million as of December 31, 2021. For the year ended December 31, 2021, we had a net income from continuing operations of approximately $0.2 million. We had a working capital deficit of approximately $7.5 million as of December 31, 2021. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. It may be necessary for us to rely on external financing to supplement working capital to meet our liquidity needs in the fiscal years ended 2022 and 2023. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2021 revenues.

As of December 31, 2021, we had three customers with sales in excess of 10% of our revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. These customers may pressure us to reduce the prices we charge for our products and services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If either of our two largest customers terminates our arrangements, such termination would negatively affect our revenues and results of operations.

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

We expect to continue implementing new or improved technologies at our facilities to meet customer service demands and expand our business. If we are unable to identify and implement new technologies in response to market conditions and customer requirements in a timely, cost-effective manner, our financial condition and results of operations could be adversely impacted.

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

We have traditionally operated with limited resources and infrastructure. As of the date of this report, we have a total of fourteen employees, including our management team. We believe our success will depend in large part on our ability to attract and retain highly skilled administrative, technical, managerial, sales, and marketing personnel. Competition for these personnel is intense. Our financial condition or volatility or lack of positive performance in our stock price or equity incentive awards may also adversely affect our ability to hire and retain key employees. In addition, there is some seasonality to our business which requires us to use day laborers. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product development, manufacturing and sales.

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

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. If the COVID-19 coronavirus continues to spread or additional variants develop, we may continue to experience disruptions that could severely impact our business, including availability of necessary items or availability of workforce in a non-essential business either due to voluntary or mandated quarantine. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We may not have enough authorized shares of capital stock to satisfy our contractual obligations.

Our board of directors has the authority to issue up to 70,000,000 shares of our common stock. As of March 31, 2022, there were 65,088,575 shares of our common stock issued and outstanding and an additional 836,000 shares of common stock issuable upon conversion of outstanding convertible promissory notes. As interest accrues on the notes and the interest and principal under those notes remain unpaid, the number of shares issuable upon conversion of the notes continues to increase. If the number of shares of common stock issuable upon conversion of the notes exceeds the number of authorized shares of common stock, we could be in default under those notes, and the holders of the notes could declare a default and accelerate the indebtedness under those notes, which we do not have the cash to repay as of the filing of this report. As a result, our inability to maintain an adequate number of authorized but unissued shares of our common stock to issue upon conversion of our convertible instruments could result in defaults on our indebtedness, impair our ability to raise capital through the issuance of equity securities or debt securities convertible into our common stock, and have a material adverse effect on our business, results of operations and financial condition.

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

Quarter Ended	High	Low
December 31, 2021	$0.40	$0.02
September 30, 2021	$0.28	$0.12
June 30, 2021	$0.45	$0.21
March 31, 2021	$0.50	$0.04
December 31, 2020	$0.58	$0.11
September 30, 2020	$0.17	$0.05
June 30, 2020	$0.12	$0.06
March 31, 2020	$0.13	$0.05

Stockholders

As of April 12, 2022, there were approximately 81 recordholders holding 65,088,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

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

None

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

Financial Condition

As of December 31, 2021, we had approximately $7.5 million in negative working capital, which represents a decrease of approximately $2.3 million from $9.8 million in negative working capital as of December 31, 2020. The primary reason for that working capital deficit decrease from December 31, 2020, to December 31, 2021, is due to abandonment of REGS as an entity, stranding a net of liabilities that are no longer consolidated liabilities under the Parent Company.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $29.4 million as of December 31, 2021, and $29.7 million as of December 31, 2020. For the year ended December 31, 2021, the Company realized net income of approximately $0.5 million and in 2020, the Company incurred a net loss of approximately $2.8 million.

Realization of a major portion of our assets as of December 31, 2021, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2021, and 2020

Total revenues were $3.5 million and $2.7 million for the years ended December 31, 2021, and 2020, respectively. The increase of approximately $0.8 million or 28% in revenues comparing the year ended December 31, 2021, to the year ended December 31, 2020, is primarily attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from $2.5 million for the year ended December 31, 2020, to $3.2 million for the year ended December 31, 2021, an increase of approximately $0.7 million or approximately 29%. Environmental solutions segment generated more revenue, as the COVID affected general economic slowdown during fiscal year 2020 improved during 2021. Our Solid Waste segment remained consistent at $0.2 million for both 2021 and 2020.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, salaries and related expenses, were approximately $4.2 million for both the years ended December 31, 2021, and 2020. In total, operating expenses were consistent, but individual components did change throughout the year. The increase in product costs of approximately $0.5 million for the year ended December 31, 2021, from the year ended December 31, 2020, coincides with the increase in product revenue above from $2.5 million to $3.2 million. Margins were consistent at 32% for year ended December 31, 2021, compared to 31% for the year ended December 31, 2020. This increase in product costs was offset by a decrease in general and administrative expenses of approximately $0.1 million in the year ended December 31, 2021, from the year ended December 31, 2020, which was a result of reduced marketing and travel expenses during 2021, and by a decrease of $0.3 million in salaries and related expenses, as a result of a full year of reduced headcount, and ERTC credit program, and reduced payroll taxes.

Total non-operating income or expense, net was $1.0 million of other income for the year ended December 31, 2021, compared to $0.9 million expense for the year ended December 31, 2020. During the year ended December 31, 2021, the Company recorded $1.5 million gain on abandonment, resulting from the cessation of operations and abandonment of the REGS subsidiary. We also recorded $0.2 million in gain on debt extinguishment, which resulted from the forgiveness of the Company’s PPP Loans from the US Treasury. Additionally, the Company reported interest expense of $0.7 million for the year ended December 31, 2021.

There is no provision for income taxes for both the years ended December 31, 2021, and 2020, due to our net operating loss carryforward for both periods and we continue to maintain full valuation allowances covering our net deferred tax benefits as of December 31, 2021, and 2020.

Net income, before discontinued operations and non-controlling interest, for the year ended December 31, 2021, was $0.2 million compared to a net loss, before discontinued operations and non-controlling interest, of $2.3 million for the year ended December 31, 2020. The net income attributable to SEER after deducting $0.2 million for the non-controlling interest and adding a gain from discontinued operations of $0.3 million was $0.3 million for the year ended December 31, 2021, as compared to a net loss of $2.7 million, after deducting $34,700 in non-controlling interest and adding the $0.4 million loss from discontinued operations, for the year ended December 31, 2020. As noted above, an increase in non-operating income during 2021 of $1.8 million primarily due to the $1.5 million gain from abandonment of REGS, the $0.2 million gain on debt extinguishment related to the forgiveness of the Company’s PPP Loan, and an increase in revenue of $0.8 million, were the primary reason for the increase in the net income.

Results of Discontinued Operations for the Years Ended December 31, 2021, and 2020

As of September 1, 2021, the Company abandoned its REGS subsidiary. All revenue and expenses of our REGS subsidiary for 2021 and 2020 are classified as discontinued operations.

	For the years ended
	December 31,
	2021	2020

Services revenue	$177,200	$171,400

Services costs	(314,900)	(423,700)
General and administrative expenses	(40,800)	(102,300)
Salaries and related expenses	(150,800)	(328,600)
Other income	210,800	253,400
Gain on debt extinguishment	410,600	-
Total expenses	114,900	(601,200)

Operating income (loss)	292,100	(429,800)
Income tax benefit	-	-

Total income (loss) from discontinued operations	$292,100	$(429,800)

There is no provision for income taxes for years ended December 31, 2021, and 2020, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of December 31, 2021, and 2020.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended
	December 31,
	2021	2020

Operating activities	$(1,547,500)	$(1,690,100)
Investing activities	189,100	160,500
Financing activities	$1,499,900	$1,222,200

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021, was $1.5 million compared to $1.7 million during the year ended December 31, 2020. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock-based compensation expense, gain on abandonment of subsidiary, gain on debt extinguishment, and non-cash interest expense related to the issuance of common stock for short-term debt penalty. In 2021, net non-cash adjustments totaled approximately ($2.1) million and in 2020, net non-cash adjustments totaled $0.2 million. 2021 non-cash adjustments included ($1.5) million related to the gain on abandonment of subsidiary, and ($0.6) million related to gain on debt extinguishment.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in accounts receivable used $0.2 million in cash in 2021, compared to providing $0.3 million in 2020, a net decrease in cash provided of $0.5 million, b) costs in excess of billings on uncompleted contracts used $3,200 in cash in 2021, compared to providing $235,700 in 2020, a net decrease in cash provided of $0.2 million, c) inventory used $0.1 million in 2021, compared to using $0.3 million in 2020, a net decrease in cash used of $0.2 million, d) accounts payable, accrued liabilities, and customer deposits provided $26,700 in 2021, compared to providing $0.4 million in 2020, a net decrease in cash provided of $0.4 million, d) billings in excess of revenue on uncompleted contracts provided $0.2 million in 2021, compared to using $3,200 in 2020, a net increase in cash provided of $0.2 million,

Investing activities

Net cash provided by investing activities is primarily attributable to the purchase of property and equipment, and the proceeds from notes receivable. Our net cash flow provided by investing activities was $0.2 million for the year ended December 31, 2021, and 2020. During 2021, we had proceeds of $0.2 million from the sale of fixed assets. During 2020, we had additions to property and equipment of $0.1 million, and proceeds of $0.3 million from sale of fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $1.5 million for 2021 and approximately $1.2 million for 2020. Proceeds from the issuance of convertible and short-term debt, including the payroll protection program and notes from related parties, was $1.7 million and $1.5 million in 2021 and 2020, respectively. Payments on notes payable and capital lease obligations was $0.2 million in 2021 and $0.3 million in 2020.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $0 and $11,800 had been reserved as of December 31, 2021, and 2020, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2021, and 2020, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. For the year ended December 31, 2021, and 2020, the Company did not have any impairment charges.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2021, our internal control over financial reporting were not effective, and material weaknesses over financial reporting were identified. Material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were:

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors as of April 14, 2021.

Name	Age	Position
J. John Combs III	62	President, Chief Executive Officer, Director, Chairman of the Board, Secretary
Christopher H. Dieterich	74	Director
Christopher Scott Yenzer	55	Director
Clark Knopik	51	Interim Chief Financial Officer

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

Clark Knopik, Interim Chief Financial Officer. Mr. Knopik joined the Company in August 2019 as a consultant in the role of Interim Chief Financial Officer. Mr. Knopik is a consulting Chief Financial Officer for Lost Pines Partners, LLC and provides CFO services to businesses primarily in oil and gas, and related services, bio-pharma services, and technology markets, including hardware, software, and IP. Mr. Knopik has extensive experience with positions in accounting, finance, Securities and Exchange Commission (SEC) financial reporting, Sarbanes Oxley (SOX) compliance, and strategic planning. Mr. Knopik also began his career at KPMG, LLLP. Mr. Knopik received a B.S. degree in Accounting from the Montana State University.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2021, and 2020.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
J. John Combs III (1)	2021	166,600	-	-	-	-	-	-	166,600
Chief Execurive Officer, President and Secretary	2020	166,600	-	-	-	-	-	-	166,600

Fortunato Villamagna	2021	165,000	-	-	-	-	-	-	165,000
Chief Execurive Officer, Paragon Waste Systems (2)	2020	165,000	-	-	-	-	-	-	165,000

Tom Jones	2021	160,000	-	-	-	-	-	-	160,000
VP Business Development, MV Technologies (3)	2020	156,000	-	-	-	-	-	-	156,000

(1)	The table is on an accrual basis. Amounts accrued and unpaid as of December 31, 2021, and 2020 for Mr. Combs are approximately $0 and $12,200, respectively.
(2)	The table is on an accrual basis. Amounts accrued and unpaid as of December 31, 2021, and 2020 for Mr. Villamagna are approximately $48,100 and $15,700, respectively.
(3)	Mr. Jones salary was increased to $160,000 annually, commencing on August 1, 2020.

Employment Agreements

There are no employment agreements or contracts with any named executive officers.

Director Compensation

For the fiscal year ended December 31, 2021, no compensation was paid to directors other than those listed in the Summary Compensation Table above. We may implement director compensation arrangements or programs in the future.

Outstanding Equity Awards at Fiscal Year-End 2021

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Directors
Christopher H. Dieterich	-		-	-
Director

Scott Yenzer	1,000,000	(1)	-	0.70	09/01/2026
Director

(1)	In September 2019, Mr. Yenzer was granted options to purchase 1,000,000 shares of common stock at $0.70. The options vested quarterly over 2 years, becoming fully vested on September 1, 2021. Each tranche of vested options begins to expire 5 years after they vest, therefore these options expire quarterly, as they vested, between September 1, 2024, through September 1, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2022, certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;
●	Each executive officer who in this report are collectively referred to as the “Named Executive Officers;”
●	Each of our directors; and
●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. As of March 30, 2022, 65,088,575 shares of our Common Stock were issued and outstanding.

Name and address of beneficial owners	Number of shares beneficially owned (1)		Percentage of class

Joseph John Combs, III	3,606,315	(2)	5.8%
CEO, President, Secretary
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Michael Cardillo	3,925,316	(3)	6.3%
14521 CR 10
Fort Lupton, CO 80621

Christopher H. Dieterich	-		*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Scott Yezner	875,000	(4)	*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Fortunato Villamagna	-		*
President - PWS
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Clark Knopik	-		*
Interim Chief Financial Officer
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

LPD Investments, Ltd.	6,290,832	(5)	9.7%
25025 145 North, Ste 410
The Woodlands, TX 77380

Clyde Berg	4,987,500	(6)	8.0%
10050 Brandley Drive
Cupertino, CA 95014

Carl Berg	3,100,000	(7)	5.0%
10050 Brandley Drive
Cupertino, CA 95014

All Officers and Directors as a Group (4 persons)	4,606,315		7.0%

* Represents less than 1%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of 100,000 shares owned by M. Cardillo, 3,825,316 shares owned by Cardillo Enterprises, Inc from which Mr. Cardillo has beneficial ownership.
(4)	Consists of options to purchase 500,000 shares of common stock, which were exercisable as of the date of this report, and shares becoming vested within 60 days of this report.
(5)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short-term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, and 700,000 shares which were issued to LPD during fiscal year 2019 related to penalty on late payment of short-term note.
(6)	Consists of 3,800,000 shares owned by Mr. Clyde Berg, warrants to purchase 500,000 shares of common stock, which are currently exercisable, and 687,500 shares which are issuable as of December 31, 2018 related to penalty on late payment of short-term note.
(7)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, warrants to purchase 100,000 shares of common stock issued on August 27, 2015 which are currently exercisable, and 200,000 shares which are issuable as of December 31, 2019 related to long term debt issued in July 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2021, and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Unsecured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the year ended December 31, 2021, the Company recorded interest expense of $2,400. Unpaid interest as of December 31, 2021, is $300. The outstanding principal and interest under this note as of December 31, 2021 is $0.	-	15,000

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2021, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2021 is approximately $55,200. The outstanding principal and interest under this note as of March 31, 2022 is $187,400.	125,000	125,000

Unsecured short term note payable dated October 7, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $500 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $50 shall be due and owing accruing on the first day of the week, after which the fee is $75 per week, which is recorded as interest expense. The note is from the CEO, and thus classified as a related party note. For the year ended December 31, 2021, the Company recorded interest expense of $2,400. Unpaid interest as of December 31, 2021 is approximately $300. The outstanding principal and interest under this note as of March 31, 2022 is $300.	-	15,000

Total short-term notes - related party	$125,000	$155,000

	December 31,
	2021	2020
Accrued interest	$55,800	$53,100
	$55,800	$53,100

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2021, and 2020:

	2021 Fees	2020 Fees
Audit Fees	$270,700	$266,400
Audit-Related Fees	-	-
Tax Fees	53,200	47,200
Total Fees	$323,900	$313,600

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2021 and 2020 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2021 and 2021, respectively.

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

Dated: April 14, 2022	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	April 14, 2022
J. John Combs III

/s/ Christopher Scott Yenzer	Director	April 14, 2022
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	April 14, 2022
Christopher Dieterich

