Form 10-Q
period 2022-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2022-05-16
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$68,400	$188,800
Accounts receivable, net of allowance for doubtful accounts of $19,800 and $0, respectively	729,600	536,600
Inventory	130,400	201,700
Contract assets	14,900	3,600
Prepaid expenses and other current assets	194,000	111,300
Total Current Assets	1,137,300	1,042,000

Property and equipment, net	436,500	433,000
Intangible Assets, net	413,800	419,300
Right of use assets	289,600	302,300
Other assets	40,600	40,600

TOTAL ASSETS	$2,317,800	$2,237,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$600,100	$471,200
Accrued liabilities	2,432,100	2,230,100
Contract liabilities	523,500	525,900
Paycheck protection program liabilities	—	96,600
Short term notes	2,832,300	2,843,900
Short term notes and accrued interest - related party	188,000	180,800
Convertible notes	1,605,000	1,605,000
Current portion of long term debt and capital lease obligations	530,200	525,600
Current portion of lease liabilities	56,700	54,700
Total Current Liabilities	8,767,900	8,533,800

Lease liabilities net of current portion	265,500	280,300
Long term debt and capital lease obligations, net of current portion	1,871,600	1,619,600
Total Liabilities	10,905,000	10,433,700

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	—	—
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable ** and outstanding March 31, 2022 and December 31, 2021	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(29,751,400)	(29,364,800)
Total stockholders’ deficit	(6,712,500)	(6,325,900)
Non-controlling interest	(1,874,700)	(1,870,600)
Total Deficit	(8,587,200)	(8,196,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,317,800	$2,237,200

The accompanying notes are an integral part of these consolidated financial statements.

*	These numbers were derived from the audited financial statements for the year ended December 31, 2021.

**	Includes 2,785,000 shares issuable as of March 31, 2022, and December 31, 2021, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenue:
Products	$859,900	$686,000
Solid waste	50,000	58,200
Total revenue	909,900	744,200

Operating expenses:
Products costs	659,100	488,900
Solid waste costs	7,400	7,400
General and administrative expenses	273,000	311,000
Salaries and related expenses	344,600	136,400
Total operating expenses	1,284,100	943,700

Loss from operations	(374,200)	(199,500)

Other income (expense):
Interest expense	(190,100)	(194,200)
Gain on abandonment	-	-
Gain on debt extinguishment	96,600	-
Other	77,000	29,800
Total non-operating expense, net	(16,500)	(164,400)

Loss from continuing operations	(390,700)	(363,900)

Gain from discontinued operations, net of tax	-	33,500

Net loss	(390,700)	(330,400)

Less: Net income (loss) attributable to non-controlling interest	(4,100)	(12,800)

Net loss attributable to SEER common stockholders	$(386,600)	$(317,600)

Basic and diluted loss per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)
Income from discontinued operations, per share	-	-
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	65,088,575	65,088,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional	Common	Stock		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2021	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(29,364,800)	$(1,870,600)	$(8,196,500)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	-	-

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(386,600)	(4,100)	(390,700)

Balances at March 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(29,751,400)	(1,874,700)	(8,587,200)

					Additional	Common	Stock		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2020	-	$-	65,088,600	$65,100	$22,961,200	$25,000	$(25,000)	$(29,693,700)	$(2,061,400)	$(8,728,800)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(317,600)	(12,800)	(330,400)

Balances at March 31, 2021	-	-	65,088,600	65,100	22,965,900	25,000	(25,000)	(30,011,300)	(2,074,200)	(9,054,500)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the years ended March 31,
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(390,700)	$(363,900)
Income from discontinued operations	-	33,500
Net loss	(390,700)	(330,400)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,300	34,600
Stock-based compensation expense	-	4,700
Non-cash expense for interest, accretion of debt discount	-	20,000
Gain on debt distinguishment	(96,600)	-
Gain on disposition of assets	-	(75,800)
Bad debt	19,800	-
Changes in operating assets and liabilities:
Accounts receivable	(212,700)	(172,200)
Contract assets	(11,300)	6,800
Inventory	71,300	(53,700)
Prepaid expenses and other assets	(70,000)	(221,400)
Accounts payable, accrued liabilities, and customer deposits	274,300	(17,100)
Contract liabilities	(2,400)	84,600
Deferred revenue	-	(8,200)

Net cash used in operating activities	(388,000)	(728,100)
Cash flows from investing activities:
Purchase of property and equipment	(28,300)	-
Proceeds from the sale of fixed assets	-	75,800
Net cash provided (used) by investing activities	(28,300)	75,800
Cash flows from financing activities:
Payments of notes and capital lease obligations	(23,400)	(63,400)
Payments of short-term notes - related party	-	(10,000)
Proceeds from short-term notes - related party	-	10,000
Proceeds from short-term and long-term debt	319,300	650,000
Proceeds from paycheck protection program	-	130,100

Net cash provided by financing activities	295,900	716,700

Net increase (decrease) in cash	(120,400)	64,400
Cash at the beginning of period	188,800	47,300
Cash at the end of period	$68,400	$111,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,500	$24,700
Financing of prepaid insurance premiums	$-	$52,400
Cash paid for income taxes	$-	$-
Non-cash repayment of debt	$50,800	$154,700
Non-cash repayment of debt - PPP Loan	$96,600	$-
Non-cash payment of interest	$15,400	$22,500

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries include: 1) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 2) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company focused on development of cost-effective chemical absorbents. The Company had a third wholly owned subsidiary, REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)), which was discarded and abandoned September 1, 2021, and all operations included in discontinued operations (See Note 15).

The two majority-owned subsidiaries include 1) Paragon Waste Solutions, LLC (“PWS”), and 2) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER and PelleChar is owned 51% by SEER.

PWS has developed specific opportunities to deploy and commercialize patented technologies for a non-thermal plasma-assisted oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, PWS’ technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others.

PelleChar was established in September 2018 and is owned 51% by SEER. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the three months ended March 31, 2022, PelleChar activity related to startup of operations that were interrupted by the pandemic in 2020, and a commencement to market its product. Revenue and expenses of PelleChar were not material for the three months then ended.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly owned subsidiaries, SEM, MV and REGS (through September 1, 2021, as discontinued operations), and its majority-owned subsidiaries PWS and PelleChar, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $29.8 million as of March 31, 2022, and $29.4 million as of December 31, 2021. For the three months ended March 31, 2022, the Company incurred a net loss of approximately $0.4 million and for the three months ended March 31, 2021, the Company incurred a net loss of approximately $0.3 million. The Company had a working capital deficit of approximately $7.6 million as of March 31, 2022, and a working capital deficit of $7.5 million as of December 31, 2021. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2022, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2022, the Company raised approximately $0.3 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $23,400, for a net cash provided by financing activities of approximately $0.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing REGS, a line of business with historically insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 15, 2022, for the year ended December 31, 2021.

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

Revenue Recognition

Revenue is recognized under FASB guidelines, which requires an evaluation of revenue arrangements with customers following a five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the company satisfies each performance obligation. Revenues are recognized when control of the promised services are transferred to the customers in an amount that reflects the expected consideration in exchange for those services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the services. Other major provisions of the guidance include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. (See Note 3)

Sequencing

On December 31, 2021, the Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the three months ended March 31, 2022, and 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	March 31, 2022	December 31, 2021
	(unaudited)
Finished goods	$105,500	$98,200
Work in process	15,900	28,400
Raw materials	9,000	75,100

	130,400	201,700

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2022, and 2021 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of March 31, 2022, and 2021. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2020. The tax periods for the years ending December 31, 2018, through 2021 are open to examination by federal and state authorities.

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

Disaggregation of Revenue (Unaudited)

	Three months ended March 31, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$666,300	-	$666,300
Media sales	193,600	-	193,600
Licensing fees	-	-	-
Management fees	-	50,000	50,000
Total Revenue	$859,900	$50,000	$909,900

	Three months ended March 31, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	431,600	-	431,600
Media sales	254,400	-	254,400
Licensing fees	-	8,200	8,200
Management fees	-	50,000	50,000
Total Revenue	$686,000	$58,200	$744,200

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

	Accounts Receivable, net	Contract Assets	Contract Liabilities

Balance as of March 31, 2022	$729,600	$14,900	$523,500

Balance as of December 31, 2021	536,600	3,600	525,900

Increase (decrease)	$193,000	$11,300	$(2,400)

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.6 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2022	December 31, 2021

Field and shop equipment	$578,000	$553,200
Vehicles	72,500	72,500
Waste destruction equipment, placed in service	553,300	553,300
Furniture and office equipment	345,800	342,400
Leasehold improvements	36,200	36,200
Building and improvements	21,200	21,200
Land	162,900	162,900
	1,769,900	1,741,700
Less: accumulated depreciation and amortization	(1,333,400)	(1,308,700)
Property and equipment, net	$436,500	$433,000

Depreciation expense for the three months ended March 31, 2022, and 2021 was $24,800 and $26,500, respectively. For the three months ended March 31, 2022, and 2021, depreciation expense included in cost of goods sold was $18,400 and $20,100, respectively. For the three months ended March 31, 2022, and 2021, depreciation expense included in selling, general and administrative expenses was $6,400 and $6,400, respectively.

Depreciation expense on leased CoronaLux™ units included in depreciation and amortization above is $0 as of March 31, 2022, and 2021, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	March 31,	December 31,
	2022	2021
Vehicles, field and shop equipment	$10,200	$10,200
Less: accumulated amortization	(10,200)	(10,200)
	$-	$-

NOTE 5 – INTANGIBLE ASSETS

	March 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(885,900)	136,000
Trade name	54,900	(54,900)	-
	$1,397,100	$(983,300)	$413,800

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(880,400)	141,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(977,800)	$419,300

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $5,500 and $8,000 for the three months ended March 31, 2022, and 2021, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s March 31, 2022, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s March 31, 2022, Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019, when the new lease standard was effective. Operating lease right-of-use assets and liabilities commencing after January 1, 2019, are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2022, total right-of-use assets and operating lease liabilities were approximately $289,600 and $322,200, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2022, the Company recognized approximately $20,900 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (Unaudited):

	Three Months Ended March 31,
	2022	2021

Cash paid for operating lease liabilities	$36,700	$77,000
Right-of-use assets obtained in exchange for new operating lease obligations	-	-
Weighted-average remaining lease term	53 months	0 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of March 31, 2022 were as follows:

2023	$86,300
2024	88,900
2025	91,600
2026	94,300
2027	40,300
Thereafter	-
401,400
Less imputed interest	(79,200)
Total lease liabilities	322,200

Current operating lease liabilities	56,700
Non-current operating lease liabilities	265,500
Total lease liabilities	$322,200

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2022	2021

Accrued compensation and related taxes	$158,500	$124,600
Accrued interest	1,980,500	1,818,500
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	40,500	40,000
Other	102,600	97,000
Total Accrued Liabilities	$2,432,100	$2,230,100

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2022	2021
	(unaudited)
Revenue recognized	$679,300	$285,600
Less: billings to date	(664,400)	(282,000)

Contract assets	14,900	3,600

Billings to date	1,032,000	1,578,300

Revenue recognized	(508,500)	(1,052,400)

Contract liabilities	$523,500	$525,900

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through March 31, 2022, the Company has provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

NOTE 10 – DEBT

Debt as of March 31, 2022 (Unaudited), and December 31, 2021, was comprised of the following:

	Paycheck protection program	Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations		Long term debt and capital lease obligations		Total

Balance December 31, 2021	$96,600	$2,843,900		$1,605,000	$525,600		$1,619,600	(4)	$6,690,700
Increase in borrowing	-	-		-	4,600	(2)	258,800	(2)	263,400
Principal reductions(1)	(96,600)	(11,600)		-	-		(6,800)		(115,000)
Long term debt to current	-	-		-	-		-		-
Amortization of debt discount	-	-		-	-		-		-
Balance March 31, 2022	$-	$2,832,300	(3)	$1,605,000	$530,200		$1,871,600		$6,839,100

(1)	The Payroll Protection Program final note forgiveness was confirmed during the first quarter of 2022.
(2)	A) Secured note payable of $13,300, secured by and proceeds used to buy a forklift, dated March 15, 2022, interest at an annual rate of 6.5% simple interest and matures on February 15, 2025, with payments of approx $400 per month, in accordance with the note’s provisions. For the three months ended March 31, 2022, the Company recorded interest expense of $100. Unpaid interest at March 31, 2022 was $0. $4,200 of this note is included in the current portion of long-term debt. B) Note payable of $250,000 dated February 11, 2022, interest at an annual rate of 8% simple interest and matures on February 10, 2027. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the three months ended March 31, 2022, the Company recorded interest expense of $2,700. Unpaid interest at March 31, 2022 was approximately $2,700.
(3)	The balance consists of $2,410,200 of secured notes, and $422,100 unsecured notes payable.
(4)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest, related parties

Related parties accrued interest due to certain related parties are as follows:

	March 31,	December 31,
	2022	2021
	(unaudited)
Short term notes	$125,000	$125,000
Accrued interest	63,000	55,800
Total short-term notes and accrued interest - Related parties	$188,000	$180,800

NOTE 12 – EQUITY TRANSACTIONS

2022 Common Stock Transactions

During the three months ended March 31, 2022, no new equity transactions have occurred.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three, for the three months ended March 31, 2022, and 2021 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 68% and 64% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For three months ended March 31, 2022, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Three Months Ended March 31,
	2022	2021
Warrants	200,000	271,000
Options	1,590,000	1,640,000
Convertible notes payable, including accrued interest	3,120,500	2,918,900
	4,910,500	4,829,900

NOTE 15 – ABANDONMENT OF SUBSIDIARY

On September 1, 2021, the Company’s board of directors, by unanimous consent, adopted a resolution to abandon the Company’s wholly owned subsidiary, REGS, LLC. The abandonment resulted in a gain to the Company of approximately $1.5 million for the year ended December 31, 2021. For the three months ended March 31, 2021, all operations from REGS have been reported as discontinued operations.

Major classes of line items constituting pretax income on discontinued operations:

	For the three months ended
	March 31,
	2022	2021

Services revenue	$-	$177,200

Services costs	-	(179,600)
General and administrative expenses	-	(2,700)
Salaries and related expenses	-	(29,000)
Other income	-	67,600
Gain on debt extinguishment	-	-
Total expenses	-	(143,700)

Operating income	-	33,500
Income tax benefit	-	-

Total income from discontinued operations	$-	$33,500

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three months ended March 31, 2022 (Unaudited), and 2021 is as follows:

Three Months ended March 31,

	Environmental	Solid
2022	Solutions	Waste	Corporate	Total

Revenue	$859,900	$50,000	$-	$909,900
Depreciation and amortization (1)	11,000	7,400	11,900	30,300
Interest expense	1,300	4,100	185,200	190,600
Net income (loss)	36,500	(5,900)	(417,200)	(386,600)
Capital expenditures (cash and noncash)	28,300	-	-	28,300
Total assets	$1,547,700	$277,600	$492,500	$2,317,800

	Environmental	Solid
2021	Solutions	Waste	Corporate	Total

Revenue	$627,800	$58,200	$-	$686,000
Depreciation and amortization (1)	17,200	8,500	8,900	34,600
Interest expense	1,400	-	192,800	194,200
Stock-based compensation	-	-	4,700	4,700
Net income (loss)	138,200	(22,300)	(433,500)	(317,600)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,470,300	$354,200	$685,000	$2,509,500

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

The Company now owns and manages three operating entities and two entities that have no significant operations to date. The Company’s REGS subsidiary was abandoned during the third fiscal quarter of 2021. References in this report to abandoned or abandonment refer to the Company’s determination not to provide financial support to, or conduct operations in or through, REGS.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the three months ended March 31, 2022.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring operating losses, and has accumulated a deficit of approximately $29.8 million as of March 31, 2022, and $29.4 million as of December 31, 2021. For the three months ended March 31, 2022, and 2021 we incurred a net loss of approximately $0.4 million, and $0.3 million, respectively. As of March 31, 2022, and December 31, 2021, our current liabilities exceed our current assets by approximately $7.6 million and $7.5 million, respectively. The primary reason for that working capital deficit increased from December 31, 2021, to March 31, 2022, is due to a net loss for the quarter. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the period ended March 31, 2022.

Realization of a major portion of our assets as of March 31, 2022, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development focus to address opportunities identified in domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2022, and 2021

Total revenues were $0.9 million and $0.7 million for the three months ended March 31, 2022, and 2021, respectively. The increase of approximately $0.2 million or 22% in revenues comparing the three months ended March 31, 2022, to the three months ended March 31, 2021, is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from approximately $0.7 million for the three months ended March 31, 2021, to approximately $0.9 million for the three months ended March 31, 2022, an increase of approximately $0.2 million or approximately 22%. Environmental solutions segment generated more revenue as activity increased in our construction contracts, due to the relief of a general slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.3 million for the three months ended March 31, 2022, an increase of approximately $0.4 million from $0.9 million for the three months ended March 31, 2021. Product costs increased $0.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2022, primarily due to increased job costs connected to our percent complete contracts, as percent complete contract activity has increased, and the increased costs for freight was material for the quarter. Salaries and related expenses increased $0.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2022, primarily due to ERTC credits that reduced payroll taxes during the first quarter of 2021.

Total non-operating expense, net was $19,100 for the three months ended March 31, 2022, compared to $0.2 million expense for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company recorded $0.1 million in gain on debt extinguishment, which resulted from the forgiveness of the Company’s PPP Loans from the US Treasury, and approximately $0.1 million gain on the exchange of convertible units in a subsidiary for an outstanding debt and liabilities. The units had no basis, resulting in a gain for the quarter.

There is no provision for income taxes for both the three months ended March 31, 2022, and 2021, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2022, and 2021.

Loss from continuing operations was approximately $0.4 million, for both the three months ended March 31, 2022, and 2021. The net income attributable to SEER after deducting $4,100 for the non-controlling interest was $0.4 million for the three months ended March 31, 2022, as compared to a net loss of $0.3 million, after deducting $12,800 in non-controlling interest and adding $33,500 gain from discontinued operations, for the three months ended March 31, 2021. As noted above, an increase in operating expenses, reducing margins increased net loss by $0.2 million, which was offset by reduced non-operating expenses by $0.1 million due to gain on debt extinguishment and the exchange of debt and liabilities for units of an entity invested in by SEER.

Results of Discontinued Operations for the Three Months Ended March 31, 2022 and 2021

As of September 1, 2021, the Company abandoned its REGS subsidiary. All revenue and expenses of our REGS subsidiary for 2021 are classified as discontinued operations.

	For the three months ended
	March 31,
	2022	2021

Services revenue	$-	$177,200

Services costs	-	(179,600)
General and administrative expenses	-	(2,700)
Salaries and related expenses	-	(29,000)
Other income	-	67,600
Gain on debt extinguishment	-	-
Total expenses	-	(143,700)

Operating income	-	33,500
Income tax benefit	-	-

Total income from discontinued operations	$-	$33,500

There is no provision for income taxes for both the three months ended March 31, 2022, and 2021, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2022 and 2021.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2022, and 2021 of $0.4 million and $0.7 million, respectively. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, non-cash interest expense, gain on debt extinguishment, and gain on extinguishment of debt. Net loss increased from the three months ended March 31, 2021, of approximately $0.3 million, to $0.4 million for the three months ended March 31, 2022. Non-cash adjustments increased cash uses of $46,500 for the three months ended March 31, 2022, compared to cash uses of $16,500 for the three months ended March 31, 2021.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in inventory provided approximately $71,300 in cash in the first three months of 2022, compared to using $53,700 in the first three months of 2021, a net increase in cash of approximately $125,000, b) changes in prepaid expenses and other assets used approximately $70,000 in the first three months of 2022, compared to using $221,400 in the first three months of 2021, a net increase in cash of approximately $151,400, c) changes in accounts payable, accrued liabilities, and customer deposits provided $274,400 in the first three months of 2022, compared to using $17,100 in the first three months of 2021, a net increase in cash provided of approximately $0.3 million, d) changes in contract liabilities used $2,400 in the first three months of 2022, compared to providing $84,600 in the first three months of 2021, a net increase in cash used of approximately $0.1 million.

Investing activities

Net cash used by investing activities was $28,300 for the three months ended March 31, 2022, compared to providing $75,800 of cash for the three months ended March 31, 2021. The purchase of property and equipment was $28,300 for the three months ended March 31, 2022, and $0 for the three months ended March 31, 2021. The proceeds from sale of fixed assets totaled $75,800 for the three months ended March 31, 2021, while $0 for the current quarter ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was approximately $0.3 million for the three months ended March 31, 2022, compared with providing $0.7 million for the three months ended March 31, 2021. The net of proceeds and payments related to debt accounted for the difference, providing approximately $0.3 million in the three months ended March 31, 2022, compared to approximately $0.6 million in the three months ended March 31, 2021, and the net proceeds related to paycheck protection program of approximately $0.1 in the three months ended March 31, 2021.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $19,800 and $0 has been reserved as of March 31, 2022, and December 31, 2021, respectively.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2022, and December 31, 2021, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of March 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Acting CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Acting CFO concluded that our internal control over financial reporting was not effective as of March 31, 2022. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this quarterly report.

The Company’s management, including the Company’s CEO and Acting CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of March 31, 2022. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $33,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of March 31, 2022. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $110,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $155,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $28,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $14,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $57,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $29,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of March 31, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $66,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: May 16, 2022	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

