Form 10-Q
period 2022-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2022-08-15
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$33,600	$188,800
Accounts receivable, net of allowance for doubtful accounts of $19,800 and $0, respectively	544,400	536,600
Inventory	150,200	201,700
Contract assets	167,600	3,600
Prepaid expenses and other current assets	110,300	111,300
Total Current Assets	1,006,100	1,042,000

Property and equipment, net	416,800	433,000
Intangible Assets, net	408,300	419,300
Right of use assets	276,700	302,300
Other assets	40,600	40,600

TOTAL ASSETS	$2,148,500	$2,237,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$949,700	$471,200
Accrued liabilities	2,652,500	2,230,100
Contract liabilities	349,300	525,900
Deferred revenue	6,400	-
Paycheck protection program liabilities	-	96,600
Short term notes	2,815,000	2,843,900
Short term notes and accrued interest - related party	195,200	180,800
Convertible notes	1,605,000	1,605,000
Current portion of long term debt and capital lease obligations	530,800	525,600
Current portion of lease liabilities	59,200	54,700
Total Current Liabilities	9,163,100	8,533,800

Lease liabilities net of current portion	249,700	280,300
Long term debt and capital lease obligations, net of current portion	1,864,200	1,619,600
Total Liabilities	11,277,000	10,433,700

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable ** and outstanding June 30, 2022 and December 31, 2021	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(30,274,500)	(29,364,800)
Total stockholders’ deficit	(7,235,600)	(6,325,900)
Non-controlling interest	(1,892,900)	(1,870,600)
Total Deficit	(9,128,500)	(8,196,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,148,500	$2,237,200

The accompanying notes are an integral part of these consolidated financial statements.

*	These numbers were derived from the audited financial statements for the year ended December 31, 2021.
**	Includes 2,785,000 shares issuable as of June 30, 2022, and December 31, 2021, per terms of note agreements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$1,070,200	$862,700	$1,930,100	$1,548,700
Solid waste	50,000	58,300	100,000	116,500
Total revenue	1,120,200	921,000	2,030,100	1,665,200

Operating expenses:
Products costs	827,900	594,700	1,487,000	1,083,600
Solid waste costs	7,400	7,400	14,800	14,800
General and administrative expenses	305,100	309,100	578,100	620,100
Salaries and related expenses	331,800	301,500	676,400	437,900
Total operating expenses	1,472,200	1,212,700	2,756,300	2,156,400

Loss from operations	(352,000)	(291,700)	(726,200)	(491,200)

Other income (expense):
Interest expense	(189,700)	(180,900)	(379,800)	(375,100)
Gain on debt extinguishment	-	-	96,600	-
Other	400	(100)	77,400	29,700
Total non-operating expense, net	(189,300)	(181,000)	(205,800)	(345,400)

Loss from continuing operations	(541,300)	(472,700)	(932,000)	(836,600)

Loss from discontinued operations, net of tax	-	(167,100)	-	(133,700)

Net loss	(541,300)	(639,800)	(932,000)	(970,300)

Less: Net income (loss) attributable to non-controlling interest	(18,200)	(28,300)	(22,200)	(41,100)

Net loss attributable to SEER common stockholders	$(523,100)	$(611,600)	$(909,800)	$(929,200)

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations, per share	-	-	-	-
Net loss per share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.01)	(0.01)	(0.01)	(0.01)
Loss from discontinued operations, per share	-	-	-	-
Net loss per share, basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic	65,088,575	65,009,454	65,088,575	64,949,348
Weighted average shares outstanding – diluted	65,088,575	65,009,454	65,088,575	64,949,348

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2021	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(29,364,800)	$(1,870,600)	$(8,196,500)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	-	-

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(386,600)	(4,100)	(390,700)

Balances at March 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(29,751,400)	(1,874,700)	(8,587,200)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(523,100)	(18,200)	(541,300)

Balances at June 30, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(30,274,500)	(1,892,900)	(9,128,500)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2020	-	$-	65,088,600	$65,100	$22,961,200	$25,000	$(25,000)	$(29,693,700)	$(2,061,400)	$(8,728,800)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,700	-	-	-	-	4,700

Allocated value of common stock and warrants related to debt	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(317,600)	(12,800)	(330,400)

Balances at March 31, 2021	-	-	65,088,600	65,100	22,965,900	25,000	(25,000)	(30,011,300)	(2,074,200)	(9,054,500)

Issuance of common stock upon debt penalty	-	-	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,800	-	-	-	-	4,800

Net loss	-	-	-	-	-	-	-	(611,600)	(28,200)	(639,800)

Balances at June 30, 2021	-	-	65,088,600	65,100	22,970,700	25,000	(25,000)	(30,622,900)	(2,102,400)	(9,689,500)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(932,000)	$(836,600)
Loss from discontinued operations	-	(133,700)
Net loss	(932,000)	(970,300)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,000	69,200
Stock-based compensation expense	-	9,500
Non-cash expense for interest, accretion of debt discount	-	28,700
Gain on debt distinguishment	(96,600)	-
Gain on disposition of assets	-	(81,400)
Bad debt	19,800	(200)
Changes in operating assets and liabilities:
Accounts receivable	(27,600)	(160,100)
Contract assets	(164,000)	6,800
Inventory	51,500	(3,500)
Prepaid expenses and other assets	26,600	(6,400)
Accounts payable, accrued liabilities, and customer deposits	838,300	19,200
Contract liabilities	(176,600)	292,400
Deferred revenue	6,400	(16,500)

Net cash used in operating activities	(395,200)	(812,600)
Cash flows from investing activities:
Purchase of property and equipment	(31,800)	(3,000)
Proceeds from the sale of fixed assets	-	81,400
Net cash (used) provided by investing activities	(31,800)	78,400
Cash flows from financing activities:
Payments of notes and capital lease obligations	(47,500)	(96,700)
Payments of short-term notes - related party	-	(10,000)
Proceeds from short-term notes - related party	-	10,000
Proceeds from short-term and long-term debt	319,300	835,000
Proceeds from paycheck protection program	-	130,100

Net cash provided by financing activities	271,800	868,400

Net increase (decrease) in cash	(155,200)	134,200
Cash at the beginning of period	188,800	47,300
Cash at the end of period	$33,600	$181,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,600	$26,700
Financing of prepaid insurance premiums	$36,800	$52,400
Non-cash repayment of debt	$50,800	$154,700
Non-cash repayment of debt - PPP Loan	$96,600	$-
Non-cash payment of interest	$15,400	$22,500

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries include: 1) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 2) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company focused on development of cost-effective chemical absorbents. The Company had a third wholly owned subsidiary, REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)), which was discarded and abandoned September 1, 2021, and all operations are included in discontinued operations (See Note 15).

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

PelleChar was established in September 2018 and is owned 51% by SEER. Pellechar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, Pellechar commenced sales in late 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, Pellechar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. For the six months ended June 30, 2022, PelleChar activity related to startup of operations that were interrupted by the pandemic in 2020, and a commencement to market its product. Revenue and expenses of PelleChar were not material for the six months then ended.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $30.3 million as of June 30, 2022, and $29.4 million as of December 31, 2021. For the six months ended June 30, 2022, and 2021, the Company incurred a net loss of approximately $0.9 million and $1.0 million, respectively. The Company had a working capital deficit of approximately $8.2 million as of June 30, 2022, and a working capital deficit of $7.5 million as of December 31, 2021. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of June 30, 2022, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the six months ended June 30, 2022, the Company raised approximately $0.3 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes and capital leases of $47,500, for a net cash provided by financing activities of approximately $0.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing REGS, a line of business with historically insufficient margins. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures and licensees the CoronaLux™ waste destruction units. The Company has limited common shares available to issue which may limit the ability to raise new capital or settle debt through issuance of shares. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the six months ended June 30, 2022, and 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	June 30, 2022	December 31, 2021
	(unaudited)	*
Finished goods	$129,600	$98,200
Work in process	14,100	28,400
Raw materials	6,500	75,100

	$150,200	$201,700

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended June 30, 2022, and 2021 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of June 30, 2022, and 2021. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Disaggregation of Revenue (Unaudited)

	Three months ended June 30, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$740,100	$-	$740,100
Media sales	330,100	-	330,100
Management fees	-	50,000	50,000
Total Revenue	$1,070,200	$50,000	$1,120,200

	Three months ended June 30, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	675,100	-	675,100
Media sales	187,600	-	187,600
Licensing fees	-	8,300	8,300
Management fees	-	50,000	50,000
Total Revenue	$862,700	$58,300	$921,000

	Six months ended June 30, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$1,406,400	$-	$1,406,400
Media sales	523,700	-	523,700
Management fees	-	100,000	100,000
Total Revenue	$1,930,100	$100,000	$2,030,100

	Six months ended June 30, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$1,106,700	-	$1,106,700
Media sales	442,000	-	442,000
Licensing fees	-	16,500	16,500
Management fees	-	100,000	100,000
Total Revenue	$1,548,700	$116,500	$1,665,200

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Contract Assets	Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of June 30, 2022	$544,400	$167,600	$349,300	$6,400	$-

Balance as of December 31, 2021	536,600	3,600	525,900	-	-

Increase (decrease)	$7,800	$164,000	$(176,600)	$6,400	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities and deferred revenue are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.9 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2022	December 31, 2021
	(unaudited)	*
Field and shop equipment	$572,900	$553,200
Vehicles	72,500	72,500
Waste destruction equipment, placed in service	553,300	553,300
Furniture and office equipment	349,300	342,400
Leasehold improvements	36,200	36,200
Building and improvements	21,200	21,200
Land	162,900	162,900
	1,768,300	1,741,700
Less: accumulated depreciation and amortization	(1,351,500)	(1,308,700)
Property and equipment, net	$416,800	$433,000

Depreciation expense for the three months ended June 30, 2022, and 2021 was $23,100 and $26,600, respectively. For the three months ended June 30, 2022, and 2021, depreciation expense included in cost of goods sold was $19,700 and $20,300, respectively. For the three months ended June 30, 2022, and 2021, depreciation expense included in selling, general and administrative expenses was $3,400 and $6,500, respectively.

Depreciation expense for the six months ended June 30, 2022, and 2021 was $47,900 and $53,200, respectively. For the six months ended June 30, 2022, and 2021, depreciation expense included in cost of goods sold was $38,100 and $40,400, respectively. For the six months ended June 30, 2022, and 2021, depreciation expense included in selling, general and administrative expenses was $9,800 and $12,900, respectively.

Depreciation expense on leased CoronaLux™ units included in depreciation and amortization above is $0 as of June 30, 2022, and 2021, respectively.

Property and equipment included the following amounts for leases that have been capitalized at:

	June 30, 2022	December 31, 2021
Vehicles, field and shop equipment	$10,200	$10,200
Less: accumulated amortization	(10,200)	(10,200)
	$-	$-

NOTE 5 – INTANGIBLE ASSETS

	June 30, 2022 (unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(891,400)	130,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(988,800)	$408,300

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying value

Goodwill	$277,800	$-	$277,800
Customer list	42,500	(42,500)	-
Technology	1,021,900	(880,400)	141,500
Trade name	54,900	(54,900)	-
	$1,397,100	$(977,800)	$419,300

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $5,500 and $8,000 for the three months ended June 30, 2022, and 2021, respectively. Amortization expense was $11,100 and $16,100 for the six months ended June 30, 2022, and 2021, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s June 30, 2022, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s June 30, 2022, Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $225,300 and lease liabilities for operating leases of approximately $246,100 on January 1, 2019, when the new lease standard was effective. Operating lease right-of-use assets and liabilities commencing after January 1, 2019, are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2022, total right-of-use assets and operating lease liabilities were approximately $276,700 and $308,900, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the six months ended June 30, 2022, the Company recognized approximately $41,800 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (Unaudited):

	Six months ended June 30,
	2022	2021

Cash paid for operating lease liabilities	$63,000	$72,700
Right-of-use assets obtained in exchange for new operating lease obligations	-	-
Weighted-average remaining lease term	50 months	62 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of June 30, 2022 were as follows:

2022	$43,300
2023	88,300
2024	90,900
2025	93,600
2026	64,400
Thereafter	-
380,500
Less imputed interest	(71,600)
Total lease liabilities	308,900

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
Accrued compensation and related taxes	$165,500	$124,600
Accrued interest	2,160,900	1,818,500
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	40,000	40,000
Other	136,100	97,000
Total Accrued Liabilities	$2,652,500	$2,230,100

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Revenue recognized	$1,083,500	$285,600
Less: billings to date	(915,900)	(282,000)

Contract assets	167,600	3,600

Billings to date	989,800	1,578,300
Revenue recognized	(640,500)	(1,052,400)

Contract liabilities	$349,300	$525,900

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Since its inception through June 30, 2022, the Company has provided approximately $6.5 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

NOTE 10 – DEBT

Debt as of June 30, 2022 (Unaudited), and December 31, 2021, was comprised of the following:

	Paycheck protection program		Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations		Long term debt and capital lease obligations		Total

Balance December 31, 2021	$96,600		$2,843,900		$1,605,000	$525,600		$1,619,600	(4)	$6,690,700
Increase in borrowing	-		56,000		-	5,200	(2)	258,100	(2)	319,300
Principal reductions	(96,600)	(1)	(84,900)		-	-		(13,500)		(195,000)
Long term debt to current	-		-		-	-		-		-
Amortization of debt discount	-		-		-	-		-		-
Balance June 30, 2022	$-		$2,815,000	(3)	$1,605,000	$530,800		$1,864,200		$6,815,000

(1)	The Payroll Protection Program final note forgiveness was confirmed during the first quarter of 2022.
(2)	A) Secured note payable of $13,300, secured by and proceeds used to buy a forklift, dated March 15, 2022, interest at an annual rate of 6.5% simple interest and matures on February 15, 2025, with payments of approximately $400 per month, in accordance with the note’s provisions. For the six months ended June 30, 2022, the Company recorded interest expense of $300. Unpaid interest at June 30, 2022 was $0. $4,200 of this note is included in the current portion of long-term debt. B) Note payable of $250,000 dated February 11, 2022, interest at an annual rate of 8% simple interest and matures on February 10, 2027. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the six months ended June 30, 2022, the Company recorded interest expense of $7,700. Unpaid interest at June 30, 2022 was approximately $7,700.
(3)	The balance consists of $2,410,300 of secured notes, and $404,700 unsecured notes payable.
(4)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest, related parties

Related parties accrued interest due to certain related parties are as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Short term notes	$125,000	$125,000
Accrued interest	70,200	55,800
Total short-term notes and accrued interest - Related parties	$195,200	$180,800

NOTE 12 – EQUITY TRANSACTIONS

2022 Common Stock Transactions

During the six months ended June 30, 2022, no new equity transactions have occurred.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to four, and five customers, for the six months ended June 30, 2022, and 2021, respectively, that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 53% and 76% of our total sales for the six months ended June 30, 2022, and 2021, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For six months ended June 30, 2022, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Six Months Ended June 30,
	2022	2021
Warrants	200,000	271,000
Options	1,590,000	1,640,000
Convertible notes payable, including accrued interest	3,170,700	2,918,900
	4,960,700	4,829,900

NOTE 15 – ABANDONMENT OF SUBSIDIARY

On September 1, 2021, the Company’s board of directors, by unanimous consent, adopted a resolution to abandon the Company’s wholly owned subsidiary, REGS, LLC. The abandonment resulted in a gain to the Company of approximately $1.5 million for the year ended December 31, 2021. For the six months ended June 30, 2021, all operations from REGS have been reported as discontinued operations.

Major classes of line items constituting pretax income on discontinued operations (unaudited):

	For the six months ended
	June 30,
	2022	2021

Services revenue	$-	$177,200

Services costs	-	(259,100)
General and administrative expenses	-	(18,000)
Salaries and related expenses	-	(99,500)
Other income	-	65,700
Gain on debt extinguishment	-	-
Total expenses	-	(310,900)

Operating income	-	(133,700)
Income tax benefit	-	-

Total income from discontinued operations	$-	$(133,700)

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the three and six months ended June 30, 2022 (unaudited), and 2021 is as follows:

Three Months ended June 30,	Environmental	Solid
2022	Solutions	Waste	Corporate	Total
Revenue	$1,070,200	$50,000	$-	$1,120,200
Depreciation and amortization (1)	21,200	9,600	(2,100)	28,700
Interest expense	1,200	-	187,900	189,100
Stock-based compensation	-	-	-	-
Net income (loss)	22,000	(35,900)	(527,400)	(541,300)
Capital expenditures (cash and noncash)	3,500	-	-	3,500
Total assets	$1,421,300	$299,200	$428,000	$2,148,500

	Environmental	Solid
2021	Solutions	Waste	Corporate	Total
Revenue	$862,700	$58,300	$-	$921,000
Depreciation and amortization (1)	17,100	8,500	9,000	34,600
Interest expense	1,300	-	179,600	180,900
Stock-based compensation	-	-	4,800	4,800
Net income (loss)(2)	(102,100)	(55,500)	(482,200)	(639,800)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,395,800	$331,800	$618,200	$2,345,800

Six months ended June 30,	Environmental	Solid
2022	Solutions	Waste	Corporate	Total
Revenue	$1,930,100	$100,000	$-	$2,030,100
Depreciation and amortization (1)	32,200	17,000	9,800	59,000
Interest expense	2,500	4,100	373,200	379,800
Stock-based compensation	-	-	-	-
Net income (loss)	58,500	(41,800)	(948,700)	(932,000)
Capital expenditures (cash and noncash)	31,800	-	-	31,800
Total assets	$1,421,300	$299,200	$428,000	$2,148,500

2021	Environmental	Solid
	Solutions	Waste	Corporate	Total
Revenue	$1,548,700	$116,500	$-	$1,665,200
Depreciation and amortization (1)	34,300	17,000	17,900	69,200
Interest expense	2,700	-	372,400	375,100
Stock-based compensation	-	-	9,500	9,500
Net income (loss) (2)	36,100	(77,800)	(928,600)	(970,300)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$1,395,800	$331,800	$618,200	$2,345,800

(1)	Includes depreciation of property, equipment, and leasehold improvements and amortization of intangibles.
(2)	The environmental solutions segment contains the total net income (loss) from discontinued operations of REGS.

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2022, PWS transferred all patents owned covering medical waste destruction, and related technology, to its joint venture, Paragon Southwest Medical Waste (“PSMW”), in exchange for units in PSMW. The units in PSMW transferred in connection with this transaction increased SEER’s equity in PSMW to approximately 30%, on a total consolidated basis. This transaction also canceled the irrevocable license and royalty agreement, and the management agreement between PWS and PSMW.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the six months ended June 30, 2022.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring operating losses, and has accumulated a deficit of approximately $30.3 million as of June 30, 2022, and $29.4 million as of December 31, 2021. For the six months ended June 30, 2022, and 2021 we incurred a net loss of approximately $0.9 million, and $1.0 million, respectively. As of June 30, 2022, and December 31, 2021, our current liabilities exceed our current assets by approximately $8.2 million and $7.5 million, respectively. The primary reason for that working capital deficit increased from December 31, 2021, to June 30, 2022, is due to a net loss for the first half of fiscal year 2022. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our interim unaudited financial statements for the period ended June 30, 2022.

Realization of a major portion of our assets as of June 30, 2022, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development focus to address opportunities identified in domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended June 30, 2022, and 2021

Total revenues were $1.1 million and $0.9 million for the three months ended June 30, 2022, and 2021, respectively. The increase of approximately $0.2 million or 22% in revenues comparing the three months ended June 30, 2022, to the three months ended June 30, 2021, is attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from approximately $0.9 million for the three months ended June 30, 2021, to approximately $1.1 million for the three months ended June 30, 2022, an increase of approximately $0.2 million or approximately 22%. Environmental solutions segment generated more revenue as activity increased in our construction contracts, due to the recovery from the slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.5 million for the three months ended June 30, 2022, an increase of approximately $0.2 million from $1.2 million for the three months ended June 30, 2021. Product costs increased $0.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increased job costs connected to our percent complete contracts, as percent complete contract activity has increased, and the increased costs for freight was material for the quarter. Salaries and related expenses were consistent at $0.3 million for the three months ended June 30, 2022, and 2021. General and administrative expenses were consistent at $0.3 million for the three months ended June 30, 2022, and 2021.

Total non-operating expense, net was $0.2 million for the three months ended June 30, 2022, which was consistent for the three months ended June 30, 2021. The material amount of this expense is interest expense, which was also consistent at $0.2 million for both the three months ended June 30, 2022, and 2021.

There is no provision for income taxes for both the three months ended June 30, 2022, and 2021, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2022, and 2021.

Loss from continuing operations was approximately $0.5 million, for both the three months ended June 30, 2022, and 2021. The net income attributable to SEER after deducting $18,200 for the non-controlling interest was $0.5 million for the three months ended June 30, 2022, as compared to a net loss of $0.6 million, after adding back $28,300 in non-controlling interest and deducting $167,200 loss from discontinued operations, for the three months ended June 30, 2021. As noted above, an increase in operating expenses, reducing margins increased net loss by $0.2 million, which was offset by reduced loss from discontinued operations by $0.2 million due to abandonment of REGS.

Results of Operations for the Six Months Ended June 30, 2022, and 2021

Total revenues were $2.0 million and $1.7 million for the six months ended June 30, 2022, and 2021, respectively. The increase of approximately $0.3 million or 22% in revenues comparing the six months ended June 30, 2022, to the six months ended June 30, 2021, is attributable to the increases in revenues from our products revenue, of our environmental solutions segment, which increased from approximately $1.5 million for the six months ended June 30, 2021, to approximately $1.9 million for the six months ended June 30, 2022, an increase of approximately $0.4 million or approximately 25%. Environmental solutions segment generated more revenue as activity increased in our construction contracts, due to the recovery from the slowdown in the economy attributable to the COVID-19 pandemic the prior year period.

Operating expenses, which include cost of products, cost of solid waste, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $2.7 million for the six months ended June 30, 2022, an increase of approximately $0.6 million from $2.1 million for the six months ended June 30, 2021. Product costs increased $0.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increased job costs connected to our percent complete contracts, as percent complete contract activity has increased, and the increased costs for freight was material for the first half of the fiscal year. Salaries and related expenses increased from $0.3 million for the six months ended June 30, 2021, to approximately $0.7 million for the six months ended June 30, 2022. The prior year period included ERTC Tax credits, reducing the amount of payroll taxes during the period. General and administrative expenses were consistent at $0.6 million for the six months ended June 30, 2022, and 2021.

Total non-operating expense, net was $0.2 million for the six months ended June 30, 2022, compared to $0.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company recorded $0.1 million in gain on debt extinguishment, which resulted from the forgiveness of the Company’s PPP Loans from the US Treasury.

There is no provision for income taxes for both the six months ended June 30, 2022, and 2021, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2022, and 2021.

Loss from continuing operations was approximately $0.9 million, for the six months ended June 30, 2022, and $0.8 million for the six months ended June 30, 2021. The net income attributable to SEER after adding back $22,200 for the non-controlling interest was $0.9 million for the six months ended June 30, 2022, as compared to a net loss of $0.9 million, after adding back $41,100 in non-controlling interest and deducting $133,700 loss from discontinued operations, for the six months ended June 30, 2021. Net loss was consistent, $0.9 million for both six months ended June 30, 2022, and 2021.

Results of Discontinued Operations for the Six Months Ended June 30, 2022, and 2021

As of September 1, 2021, the Company abandoned its REGS subsidiary. All revenue and expenses of our REGS subsidiary for 2021 are classified as discontinued operations.

	For the six months ended
	June 30,
	2022	2021

Services revenue	$-	$177,200

Services costs	-	(259,100)
General and administrative expenses	-	(18,000)
Salaries and related expenses	-	(99,500)
Other income	-	65,700
Gain on debt extinguishment	-	-
Total expenses	-	(310,900)

Operating income	-	(133,700)
Income tax benefit	-	-

Total income from discontinued operations	$-	$(133,700)

There is no provision for income taxes for both the six months ended June 30, 2022, and 2021, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2022, and 2021.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the six months ended June 30, 2022, and 2021 of $0.4 million and $0.8 million, respectively. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, provision for bad debt, non-cash interest expense, gain on debt extinguishment, and gain on extinguishment of debt. Net loss decreased from the six months ended June 30, 2021, of approximately $1.0 million, to $0.9 million for the six months ended June 30, 2022. Non-cash adjustments were net uses of $17,800 for the six months ended June 30, 2022, compared to net cash sources of $25,800 for the six months ended June 30, 2021.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in accounts payable, accrued liabilities, and customer deposits provided $838,300 in the first six months of 2022, compared to providing $19,200 in the first six months of 2021, a net increase in cash provided of approximately $0.8 million, b) changes in accounts receivable used approximately $27,600 in the first six months of 2022, compared to using $160,100 in the first six months of 2021, a net increase in cash of approximately $132,500, c) changes in contract liabilities used $176,600 in the first six months of 2022, compared to providing $292,400 in the first six months of 2021, a net decrease in cash provided of approximately $0.5 million, d) changes in contract assets used $164,000 in the first six months of 2022, compared to providing $6,800 in the first six months of 2021, a net increase in cash used of approximately $0.2 million.

Investing activities

Net cash used by investing activities was $31,800 for the six months ended June 30, 2022, compared to providing $78,400 of cash for the six months ended June 30, 2021. The purchase of property and equipment was $31,800 for the six months ended June 30, 2022, and $3,000 for the six months ended June 30, 2021. The proceeds from sale of fixed assets totaled $81,400 for the six months ended June 30, 2021, while $0 for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was approximately $0.3 million for the six months ended June 30, 2022, compared with providing $0.9 million for the six months ended June 30, 2021. The net of proceeds and payments related to debt accounted for the difference, providing approximately $0.3 million in the six months ended June 30, 2022, compared to approximately $0.7 million in the six months ended June 30, 2021, and the net proceeds related to paycheck protection program of approximately $0.1 in the six months ended June 30, 2021.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $19,800 and $0 has been reserved as of June 30, 2022, and December 31, 2021, respectively.

Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2022, and December 31, 2021, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of June 30, 2022.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Acting CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Acting CFO concluded that our internal control over financial reporting was not effective as of June 30, 2022. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of June 30, 2022. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing. Unpaid interest is approximately $30,000 as of the date of this report.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $36,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of June 30, 2022. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $122,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $171,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $32,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $16,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $65,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $33,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of June 30, 2022. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $76,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: August 15, 2022	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

