Form 10-K
period 2022-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2023-04-14
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

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

Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter; 61,482,260 shares of common stock held by non-affiliates with an aggregate market value of $6,148,226, based upon a closing price of $0.10 per share.

As of April 13, 2023, there were 65,088,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2022

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

ReaCH4BioGas (“Reach” or “Benefuels”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of December 31, 2022.

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

Paragon Southwest Joint Venture: In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW has an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In 2017, PSMW purchased and installed three CoronaLux™ units at an PSMW facility. In July 2022, the Company exchanged its patents and related technology to its joint venture, PSMW, in exchange for units in PSMW.

Segment Information

The Company currently has identified three segments as follows:

		% of Annual Revenues
		2022	2021
MV, SEM, PelleChar	Environmental Solutions	98%	93%
PWS	Solid Waste	2%	7%

Reach is not currently operating but should operations commence it will be part of the Environmental Solutions segment. The MV RCM Joint Venture is not currently operating but should operations commence it will be part of the Environmental Solutions segment.

As of December 31, 2022, we had four customers who comprised 10% or more of our accounts receivable and had a balance of approximately $461,700. As of December 31, 2021, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $295,900. See Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $32.0 million as of December 31, 2022, and for the year ended December 31, 2022, we incurred a net loss, from continuing operations of approximately $2.7 million. As of December 31, 2022, our current liabilities exceeded our current assets by approximately $9.6 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

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

In 2013, PWS filed provisional and non-provisional patent applications in the name and for the benefit of SEER arising out of and related to its waste disposal technology involving a “yrolytic first phase and a “cold plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In October 2014 SEER was issued patent No. 8,870,735 for this CoronaLux™ technology. In 2014, PWS filed a provisional patent related to destruction of volatile organic compounds. A pyrolytic process is basically the decomposition of any material at elevated temperatures in a very low oxygen-containing atmosphere, as compared to conventional incineration or pyrolysis processes. In July 2016 SEER was issued patent No. 9,393,519 for this CoronaLux™ technology. In January 2017 SEER was issued patent No. 9,550,148 for heavy metal control adding to the pollution control aspect of the CoronaLux™ technology. The patents will expire in or around 2033. In July 2022, the Company exchanged its patents and related technology to its joint venture, PSMW, in exchange for units in PSMW.

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

In all its businesses, the Company currently holds very small parts of very large and growing markets. MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost-effective removal of H2S from process gas streams. H2S is highly corrosive and is a precursor to sulfur dioxide, a highly regulated air pollutant. Therefore, removing H2S from industrial process waste streams is essential to enhance personnel safety, extend the life of industrial equipment, and minimize resulting air pollution. In the markets served by MV there are a number of competing technologies employed such as: biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. PWS competes by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling. We believe that the patented CoronaLux™ technology results in a superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market. In July 2022, the Company exchanged its patents and related technology to its joint venture, PSMW, in exchange for units in PSMW.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $0 on R&D for the years ended December 31, 2022, and 2021. As the Company brings its organic fertilizer products, Pellechar10™ and Pellechar30™, to market, it plans to allocate a small R&D budget in fiscal years 2023 and 2024, anticipated to be less than $100,000.

Employees

As of December 31, 2022, we employed 14 non-union hourly and salaried employees, 1 of which was part-time. Our business has some seasonality that requires us to use day laborers.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since inception and have an accumulated deficit of approximately $32.0 million as of December 31, 2022 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to develop profitable operations. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently have a substantial amount of outstanding indebtedness. As of December 31, 2022, we had an accumulated deficit of approximately $32.0. million, with total current assets and liabilities of approximately $0.9 million and $10.5 million respectively. Included in the liabilities are approximately $3.5 million of short-term notes, $125,000 of short-term notes to a related party and approximately $1.6 million of convertible notes.

There can be no assurance that we will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. As of December 31, 2022, we have cash and cash equivalent assets of $21,500. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

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

We continue to incur losses in operations. We have experienced recurring losses and have accumulated a deficit of approximately $32.0 million as of December 31, 2022. For the year ended December 31, 2022, we had a net loss from continuing operations of approximately $2.7 million. We had a working capital deficit of approximately $9.6 million as of December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. It may be necessary for us to rely on external financing to supplement working capital to meet our liquidity needs in the fiscal years ended 2023 and 2024. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2022 revenues.

As of December 31, 2022, we had two customers with sales in excess of 10% of our revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. These customers may pressure us to reduce the prices we charge for our products and services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If either of our two largest customers terminates our arrangements, such termination would negatively affect our revenues and results of operations.

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

Our board of directors has the authority to issue up to 70,000,000 shares of our common stock. As of March 31, 2022, there were 65,088,575 shares of our common stock issued and outstanding and an additional 3,292,400 shares of common stock issuable upon conversion of outstanding convertible promissory notes. As interest accrues on the notes and the interest and principal under those notes remain unpaid, the number of shares issuable upon conversion of the notes continues to increase. If the number of shares of common stock issuable upon conversion of the notes exceeds the number of authorized shares of common stock, we could be in default under those notes, and the holders of the notes could declare a default and accelerate the indebtedness under those notes, which we do not have the cash to repay as of the filing of this report. As a result, our inability to maintain an adequate number of authorized but unissued shares of our common stock to issue upon conversion of our convertible instruments could result in defaults on our indebtedness, impair our ability to raise capital through the issuance of equity securities or debt securities convertible into our common stock, and have a material adverse effect on our business, results of operations and financial condition.

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

Quarter Ended	High	Low
December 31, 2022	$0.11	$0.05
September 30, 2022	$0.32	$0.07
June 30, 2022	$0.10	$0.05
March 31, 2022	$0.18	$0.05
December 31, 2021	$0.40	$0.02
September 30, 2021	$0.28	$0.12
June 30, 2021	$0.45	$0.21
March 31, 2021	$0.50	$0.04

Stockholders

As of April 13, 2023, there were approximately 81 recordholders holding 65,088,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

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

Financial Condition

As of December 31, 2022, we had approximately $9.6 million in negative working capital, which represents a decrease of approximately $2.1 million from $7.5 million in negative working capital as of December 31, 2021. The primary reason for that working capital deficit increase from December 31, 2021 to December 31, 2022, is is due an increase in accounts payable and short term borrowings.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $32.0 million as of December 31, 2021, and $29.4 million as of December 31, 2021. For the year ended December 31, 2022, the Company incurred a net loss of approximately $2.7 million the Company realized net income of approximately $0.5 million and in 2021.

Realization of a major portion of our assets as of December 31, 2022, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2022, and 2021

Total revenues were $4.1 million and $3.5 million for the years ended December 31, 2022, and 2021, respectively. The increase of approximately $0.7 million or 19% in revenues comparing the year ended December 31, 2022, to the year ended December 31, 2021, is primarily attributable to the increases in revenues from our products segment revenue, which includes our environmental solutions segment, which increased from $3.2 million for the year ended December 31, 2021, to $4.0 million for the year ended December 31, 2022, an increase of approximately $0.8 million or approximately 25%. Environmental solutions segment generated more revenue, as the company continues to recover from the economic slowdown as result of COVID-19 pandemic.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, salaries and related expenses, were approximately $6.2 million and $4.2 million for the years ended December 31, 2022, and 2021. In total, operating expenses increased as a result of increased product costs of approximately $1.2 million for the year ended December 31, 2022, from the year ended December 31, 2021, coincides with the increase in product revenue above from $3.2 million to $4.0 million. Margins increased were 16.4% for the year ended December 31, 2022, compared to 31% for the year ended December 31, 2021. Salaries and related expenses increased by $0.3 million for the year ended December 31, 2022, from the year ended December 31, 2021.

During the year ended December 31, 2022, the Company incurred impairment losses of $0.3 million, compared to impairment losses of $0 for the year ended December 31, 2021.

Total non-operating income or expense, net was $0.6 million of other expense for the year ended December 31, 2022, compared to $1.0 million of other income for the year ended December 31, 2021. During the year ended December 31, 2022, the Company incurred interest expense of $0.8 million. This was compared to a gain on abandonment of $1.5 million during the year ended December 31, 2021.

There is no provision for income taxes for both the years ended December 31, 2022, and 2021, due to our net operating loss carryforward for both periods and we continue to maintain full valuation allowances covering our net deferred tax benefits as of December 31, 2022, and 2021.

Net loss, before discontinued operations and non-controlling interest, for the year ended December 31, 2022, was $2.7 million compared to a net gain, before discontinued operations and non-controlling interest, of $0.2 million for the year ended December 31, 2021. The net loss attributable to SEER after deducting $0.1 million for the non-controlling interest $2.6 million for the year ended December 31, 2022, as compared to net income attributable to SEER after deducting $0.2 million for the non-controlling interest and adding a gain from discontinued operations of $0.3 million was $0.3 million for the year ended December 31, 2021.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended
	December 31,
	2022	2021

Operating activities	$(1,024,000)	$(1,547,500)
Investing activities	(8,300)	189,100
Financing activities	$865,000	$1,499,900

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022, was $1.0 million compared to $1.5 million during the year ended December 31, 2021. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, stock-based compensation expense, impairment loss, gain on debt extinguishment, and non-cash interest expense related to the issuance of common stock for short-term debt penalty. In 2022, net non-cash adjustments totaled approximately $0.5 million and in 2021, net non-cash adjustments totaled $2.1 million. 2022 non-cash adjustments included $0.3 million related to impairment loss, and $0.1 million related to gain on debt extinguishment.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in accounts receivable used $0.3 million in cash in 2022, compared to cash used of $0.2 million in 2021, a net increase in cash used of $0.1 million, b) changes in contract assets used $0.1 million in cash in 2022, compared to providing $0 in 2021, a net decrease in cash provided of $0.1 million, c) inventory provided $0.2 million in 2022, compared to using $0.1 million in 2021, a net increase in cash provided of $0.3 million, d) accounts payable, accrued liabilities, and customer deposits provided $1.4 million in 2022, compared to providing $26,700 in 2021, a net increase in cash provided of $1.4 million, d) contract liabilites provided $10,100 in 2022, compared to providing $0.2 million in 2021, a net decrease in cash provided of $0.2 million,

Investing activities

Net cash used by investing activities is primarily attributable to the purchase of property and equipment. Our net cash flow used by investing activities was $8,300 and $0.2 million was provided by investing activities for the years ended December 31, 2022, and 2021 respectively. During 2021, we had proceeds of $0.2 million from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million for 2022 and approximately $1.5 million for 2021. Proceeds from the issuance of short-term and long-term debt, including the payroll protection program and notes from related parties, was $0.9 million and $1.7 million in 2022 and 2021, respectively. Payments on notes payable was $0.1 million in 2022 and $0.2 million in 2021.

Critical Accounting Policies, Judgments and Estimates

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the forecasted cash flows used in the impairment testing of goodwill and intangible assets, valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; and the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $179,000 and $0 had been reserved as of December 31, 2022, and 2021, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2022, and 2021, we do not believe that we have significant credit risk.

Goodwill and Intangible Assets

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Goodwill represents the excess of purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. The Company evaluates the recoverability of goodwill annually; however, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist.

In 2022, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. An impairment loss was charged to goodwill in the amount of $277,800 for the year ended December 31, 2022. No impairment was recorded for the year ended December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2022, our internal control over financial reporting were not effective, and material weaknesses over financial reporting were identified. Material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were:

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors as of April 13, 2023.

Name	Age	Position
J. John Combs III	64	President, Chief Executive Officer, Director, Chairman of the Board, Secretary
Christopher H. Dieterich	75	Director
Scott Yezner	56	Director
Ian Smith	44	Interim Chief Financial Officer

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

Ian Smith, Interim Chief Financial Officer. Mr. Smith joined the Company in October 2022 as a consultant in the role of Interim Chief Financial Officer. Mr. Smith has extensive experience with positions in accounting, finance, Securities and Exchange Commission (SEC) financial reporting, Sarbanes Oxley (SOX) compliance, and strategic planning. Mr. Smith also began his career at Ernst and Young, LLLP. Mr. Smith received an Masters in Business Administration and a B.B.A degree in Accounting from the Sam Houston State University.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2022, and 2021.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
J. John Combs III	2022	166,600	-	-	-	-	-	-	166,600
Chief Execurive Officer, President and Secretary	2021	166,600	-	-	-	-	-	-	166,600

Tom Jones	2022	160,000	-	-	-	-	-	-	160,000
VP Business Development, MV Technologies	2021	156,000	-	-	-	-	-	-	156,000

Employment Agreements

There are no employment agreements or contracts with any named executive officers.

Director Compensation

For the fiscal year ended December 31, 2022, no compensation was paid to directors other than those listed in the Summary Compensation Table above. We may implement director compensation arrangements or programs in the future.

Outstanding Equity Awards at Fiscal Year-End 2021

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Directors
Christopher H. Dieterich	-		-	-
Director

Scott Yezner	1,000,000	(1)	-	0.70	09/01/2026
Director

(1)	In September 2019, Mr. Yezner was granted options to purchase 1,000,000 shares of common stock at $0.70. The options vest quarterly over 2 years, becoming fully vested on September 1, 2021. Each tranche of vested options begins to expire 5 years after they vest, therefore these options expire quarterly, as they vested, between September 1, 2024 through September 1, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 13, 2023, certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;
●	Each executive officer who in this report are collectively referred to as the “Named Executive Officers;”
●	Each of our directors; and
●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

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

Name and address of beneficial owners	Number of shares beneficially owned (1)		Percentage of class

Joseph John Combs, III	3,606,315	(2)	5.5%
CEO, President, Secretary
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher H. Dieterich	-		*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Scott Yezner	1,000,000	(3)	1.5%
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Fortunato Villamagna	-		*
President - PWS
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Clark Knopik	-		*
Interim Chief Financial Officer
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

LPD Investments, Ltd.	6,290,832	(4)	9.7%
25025 145 North, Ste 410
The Woodlands, TX 77380

Clyde Berg	6,010,000	(5)	9.2%
10050 Brandley Drive
Cupertino, CA 95014

Tracy Miller	3,925,316		6.0%
1814 Larchmont Ct
Lafayette, CO 80026

Carl Berg	3,500,000	(6)	5.4%
10050 Brandley Drive
Cupertino, CA 95014

All Officers and Directors as a Group (4 persons)	4,606,315		7.0%

* Represents less than 1%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of options to purchase 1,000,000 shares of common stock, which were excersiable as of the date of this report, and shares becoming vested within 60 days of this report.
(4)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short-term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, and 700,000 shares which were issued to LPD during fiscal year 2019 related to penalty on late payment of short-term note.
(5)	Consists of 3,800,000 shares owned by Mr. Clyde Berg, and 2,210,000 shares which are issuable as of December 31, 2021, related to penalty on late payment of short-term notes, issued in fiscal year 2019.
(6)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, 125,000 shares issuable related to a short-term note issued July 8, 2020, and 575,000 shares which are issuable as of December 31, 2021, related to long term debt issued in July 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2021, and 2020 are as follows:

	December 31,	December 31,
	2022	2021

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2021, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2021 is approximately $55,200.	125,000	125,000

Total short-term notes - related party	$125,000	$125,000

	December 31,	December 31,
	2022	2021

Accrued Interest	$59,000	$55,800
	$59,000	$55,800

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2022, and 2021:

	2022 Fees	2021 Fees
Audit Fees	$278,100	$270,700
Audit-Related Fees	-	-
Tax Fees	24,500	53,200
Total Fees	$302,600	$323,900

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2022 and 2021 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2022 and 2021, respectively.

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

Dated: April 13, 2023	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with
Responsibility to sign on behalf of Registrant as a
Duly authorized officer and principal executive officer

	By	/s/ Ian Smith
Ian Smith
Interim Chief Financial Officer with
responsibility to sign on behalf of Registrant as a
duly authorized officer and principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	April 13, 2023
J. John Combs III

/s/ Christopher Scott Yenzer	Director	April 13, 2023
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	April 13, 2023
Christopher Dieterich

Exhibit 99.1 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Environmental & Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Environmental & Energy Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has (i) incurred significant losses since inception, (ii) has an accumulated deficit of approximately $32.0 million as of December 31, 2022 and (iii) needs to raise substantial amounts of additional funds to meet its obligations as well as afford it time to develop profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ LJ Soldinger Associates, LLC

We have served as the Company’s auditor since 2013.

Deer Park, IL

April 13, 2023
PCAOB Audit ID #318

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	*	*
ASSETS
Current Assets
Cash and cash equivalents	$21,500	$188,800
Accounts receivable, net of allowance for doubtful accounts of $179,000 and $0, respectively	640,500	536,600
Inventory	9,400	201,700
Contract assets	138,700	3,600
Prepaid expenses and other current assets	85,800	111,300
Total Current Assets	895,900	1,042,000

Property and equipment, net	255,700	433,000
Intangible Assets, net	20,700	419,300
Right of use assets	249,700	302,300
Investments	182,200	-
Other assets	40,200	40,600

TOTAL ASSETS	$1,644,400	$2,237,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,085,700	$471,200
Accrued liabilities	2,963,800	2,230,100
Contract liabilities	536,000	525,900
Paycheck protection program liabilities	-	96,600
Short term notes	3,517,000	2,843,900
Short term notes and accrued interest - related party	184,000	180,800
Convertible notes	1,605,000	1,605,000
Current portion of long term debt	531,300	525,600
Current portion of lease liabilities	63,100	54,700
Total Current Liabilities	10,485,900	8,533,800

Lease liabilities net of current portion	217,400	280,300
Long term debt, net of current portion	1,849,100	1,619,600
Total Liabilities	12,552,400	10,433,700

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable ** and outstanding December 31, 2022 and December 31, 2021	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(32,005,100)	(29,364,800)
Total stockholders’ deficit	(8,966,200)	(6,325,900)
Non-controlling interest	(1,941,800)	(1,870,600)
Total Deficit	(10,908,000)	(8,196,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,644,400	$2,237,200

**	Includes 2,785,000 shares issuable at December 31, 2022 and December 31, 2021, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2022	2021
Revenue:
Products	$4,037,900	$3,238,300
Solid waste	100,000	240,100
Total revenue	4,137,900	3,478,400

Operating expenses:
Products costs	3,374,900	2,221,300
Solid waste costs	14,800	29,100
General and administrative expenses	1,257,700	1,018,200
Salaries and related expenses	1,250,300	946,100
Impairment - Intangibles	41,900	-
Impairment - Goodwill	277,800
Total operating expenses	6,217,400	4,214,700

Loss from operations	(2,079,500)	(736,300)

Other income (expense):
Interest expense	(805,700)	(738,600)
Gain on abandonment	-	1,458,200
Gain on debt extinguishment	96,600	213,200
Other	77,100	31,100
Total non-operating expense, net	(632,000)	963,900

Income (loss) from continuing operations	(2,711,500)	227,600

Income from discontinued operations, net of tax	-	292,100

Net lncome (loss)	(2,711,500)	519,700

Less: Net income (loss) attributable to non-controlling interest	(71,200)	190,800

Net income (loss) attributable to SEER common stockholders	$(2,640,300)	$328,900

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.04)	$0.00
Income from discontinued operations, per share	-	0.01
Net income (loss) per share, basic	$(0.04)	$0.01

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.04)	0.00
Income from discontinued operations, per share	-	0.01
Net income (loss) per share, basic	$(0.04)	$0.01

Weighted average shares outstanding – basic	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,178,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional					Total
	Preferred Stock		Common Stock		Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2020	-	-	65,088,600	65,100	22,961,200	25,000	(25,000)	(29,693,700)	(2,061,400)	(8,728,800)

Stock-based compensation	-	-	-	-	12,600	-	-	-	-	12,600
Net income	-	-	-	-	-	-	-	328,900	190,800	519,700

Balances at December 31, 2021	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(29,364,800)	(1,870,600)	(8,196,500)

Net loss	-	-	-	-	-	-	-	(2,640,300)	(71,200)	(2,711,500)

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
Cash flows from operating activities:	2022	2021
Loss from continuing operations	$(2,711,500)	$227,600
Loss from discontinued operations	-	292,100
Net income (loss)	(2,711,500)	519,700

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,800	134,000
Stock-based compensation expense	-	12,600
Gain on abandoment of subsidiary		(1,458,000)
Non-cash expense for interest, accretion of debt discount	-	29,900
Gain on debt distinguishment	(96,600)	(623,800)
Other Income	(50,800)
Loss/(Gain) on disposition of assets	4,900	(217,300)
Impairment Loss	319,700	-
Bad debt	179,200	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(283,100)	(160,000)
Contract assets	(135,100)	3,200
Inventory	192,300	(106,200)
Prepaid expenses and other assets	79,900	120,900
Accounts payable, accrued liabilities, and customer deposits	1,376,200	26,700
Contract liabilities	10,100	202,000
Deferred revenue	-	(30,200)

Net cash used in operating activities	(1,024,000)	(1,547,500)
Cash flows from investing activities:
Purchase of property and equipment	(18,400)	(3,000)
Proceeds from the sale of fixed assets	10,100	192,100
Net cash (used in) provided by investing activities	(8,300)	189,100
Cash flows from financing activities:
Payments of notes	(85,000)	(154,100)
Payments of short-term notes - related party	(25,000)	(71,100)
Proceeds from short-term notes and accrued interest - related party	-	10,000
Proceeds from short-term and long-term debt	975,000	1,585,000
Proceeds from paycheck protection program	-	130,100

Net cash provided by financing activities	865,000	1,499,900
Net increase (decrease) in cash	(167,300)	141,500
Cash at the beginning of period	188,800	47,300
Cash at the end of period	$21,500	$188,800

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,600	$37,500
Cash paid for income taxes	$-	$-
Investment in PSMW	$182,200	$-
Financing of prepaid insurance premiums	$56,000	$52,400
Non-cash repayment of debt	$-	$188,900
Non-cash purcahse of equipment	$13,300	$-
Non-cash payment of interest	$15,400	$22,500

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries include: 1) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 2) Strategic Environmental Materials, LLC, (“SEM”), is a materials technology company focused on development of cost-effective chemical absorbents. The Company had a third wholly owned subsidiary, REGS, LLC (d/b/a Resource Environmental Group Services (“REGS”)), which was discarded and abandoned on September 1, 2021, all operations are included in discontinued operations (See Note 14).

The three majority-owned subsidiaries are 1) Paragon Waste Solutions, LLC (“PWS”), 2) PelleChar, LLC (“PelleChar”), and 3) Benefules, LLC (“Benefuels”). PWS is currently owned 54% by SEER, PelleChar is owned 51% by SEER, and Benefuels is owned 85% by SEER. Benefuels, focuses specifically on treating biogas for conversion to pipeline quality gas and/or compressed natural gas (“CNG”) for fleet vehicle fuel. Benefuels had minimal operations during the years ended December 31, 2022 and 2021.

PWS developed specific opportunities to deploy and commercialize patented technologies for a non-thermal plasma-assisted oxidation process that makes possible the clean and efficient destruction of solid hazardous chemical and biological waste (i.e., regulated medical waste, chemicals, pharmaceuticals and refinery tank waste, etc.) without landfilling or traditional incineration and without harmful emissions. Additionally, this technology “cleans” and conditions emissions and gaseous waste streams (i.e., volatile organic compounds and other greenhouse gases) generated from diverse sources such as refineries, oil fields, and many others. In July 2022, the Company exchanged its patents and related technology, to its joint venture, Paragon Southwest Medical Waste (“PSMW”), in exchange for units in PSMW (See Note 9.)

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

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of SEER, its wholly owned subsidiaries, SEM, and MV, and its majority-owned subsidiaries PWS and PelleChar, since their respective acquisition or formation dates. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. The Company has non-controlling interest in joint ventures, which are reported on the equity method.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $32.0 million as of December 31, 2022, and for the year ended December 31, 2022, we incurred a net loss from continuing operations of approximately $2.7 million. As of December 31, 2022, our current liabilities exceeded our current assets by approximately $9.6 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of December 31, 2022, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the year ended December 31, 2022, the Company raised approximately $1.0 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes of $0.1 million, for a net cash provided by financing activities of approximately $0.9 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the forecasted cash flows used in the impairment testing of goodwill and intangible assets. The carrying amount of intangible assets; valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; and the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in 2021 consolidated financial statements to conform to the 2022 presentation. These reclassifications have no effect on net income for the year ended December 31, 2021.

Cash and Cash Equivalents

We consider all highly liquid debt investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Periodically, we maintain deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2022, and 2021, we did not hold any assets that would be deemed to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $179,000 and $0 had been reserved as of December 31, 2022, and 2021, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, biogas generating landfill and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts.

As of December 31, 2022, we had four customers who comprised 10% or more of our accounts receivable and had a balance of approximately $461,700. As of December 31, 2021, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $295,900.

For the year ended December 31, 2022, we had two customers who each had sales in excess of 10% of our revenue and they represented approximately 23% of total revenue. For the year ended December 31, 2021, we had three customers who each had sales in excess of 10% of our revenue and they represented approximately 36% of total revenue.

Inventories

Inventories are stated at the lower of cost or net realizable value and maintained on a first in, first out basis and includes the following amounts at December 31:

	December 31, 2022	December 31, 2021

Finished goods	$9,400	$98,200
Work in process	-	28,400
Raw materials	-	75,100
	$9,400	$201,700

Vendor Concentration

The Company has purchases from three vendors in 2022 and one vendor in 2021, each comprising more that 10% of total purchases. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term maturities. We believe that the carrying value of notes payable with third parties, including their current portion, approximate their fair value, as those instruments carry market interest rates based on our current financial condition and liquidity. Receivables and payables, due to short term nature, approximate their fair values.

Fair Value

As defined in authoritative guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1” measurements) and the lowest priority to unobservable inputs (“Level 3” measurements). The three levels of the fair value hierarchy are as follows:

Level 1 - Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for replacements, renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of generally five to seven years for equipment, five to ten years for vehicles and three years for computer related assets. Assets are depreciated starting at the time they are placed into service. A portion of depreciation expense is charged to cost of product revenue on the consolidated statement of operations.

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including reasonably assured renewal periods), which range from three to seven years, or their estimated useful life.

Goodwill and Intangible Assets

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Goodwill represents the excess of purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. The Company evaluates the recoverability of goodwill annually; however, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist.

In 2022, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. An impairment loss was charged to goodwill in the amount of $277,800 for the year ended December 31, 2022. No impairment was recorded for the year ended December 31, 2021.

Impairment of Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Further testing of specific assets or grouping of assets is required when undiscounted future cash flows associated with the assets is less than their carrying amounts. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. We recorded no impairment of long-lived assets for the year ended December 31, 2022.

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

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for using the simplified method to estimate the expected term of the option and recorded in the period that estimates are revised.

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred and are included in selling, general and administrative costs in the accompanying consolidated statement of operations. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for the years ended December 31, 2022, and 2021. R & D expenses are included in general and administrative expenses, when incurred.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the years ended December 31, 2022, and 2021 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at December 31, 2022 and 2021. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2021. The tax periods for the years ending December 31, 2019, through 2022 are open to examination by federal and state authorities.

Recently issued accounting pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU’s.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform—Scope, which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform—Deferral of the Sunset Date of Topic 848. This update extends the sunset provision of ASU 2020-04 to December 31, 2024. The Company has not yet adopted this ASU and is evaluating the effect of adopting this new accounting guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For companies that qualified as Smaller Reporting Companies as defined by the SEC as of November 19, 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

NOTE 3 – REVENUE

Products Revenue

Product revenue is generated from contracts with customers, for the design and manufacturing of odor and emission control solutions. Total estimated revenue includes all of the following: (1) the basic contract price, (2) contract options, and (3) change orders and is recognized as the contract progresses and costs are incurred. Once contract performance is underway, the Company may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are “change orders” and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the new revenue recognition guidance, we found no significant change in the manner we recognize product revenue. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

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

Products revenue also includes media sales which are recognized as the product is shipped to the customer for use.

Disaggregation of Revenue

	Year ended December 31, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$2,826,700	$-	$2,826,700
Media sales	1,211,200	-	1,211,200
Management fees	-	100,000	100,000
Total Revenue	$4,037,900	$100,000	$4,137,900

	Year ended December 31, 2021
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales (1)	$2,430,500	-	$2,430,500
Media sales	807,800	-	807,800
Licensing fees	-	30,200	30,200
Operating fees	-	9,900	9,900
Management fees	-	200,000	200,000
Total Revenue	$3,238,300	$240,100	$3,478,400

(1)	Includes $177,200 of revenue included in discontinued operations

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables, contract assets, and contract liabilities (current and non-current) are as follows:

			Contract Liabilities

	Accounts			Deferred	Deferred
	Receivable, net	Contract Assets	Contract Liabilities	Revenue (current)	Revenue (non-current)

Balance as of December 31, 2022	$640,500	$138,700	$536,000	$-	$-

Balance as of December 31, 2021	536,600	3,600	525,900	-	-

Increase (decrease)	$103,900	$135,100	$10,100	$-	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $0.8 million, of which the Company expects to recognize approximately 85% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	December 31, 2022	December 31, 2021
		*
Field and shop equipment	$507,200	$553,200
Vehicles	72,500	72,500
Waste destruction equipment, placed in service	0	553,300
Furniture and office equipment	333,800	342,400
Leasehold improvements	36,200	36,200
Building and improvements	0	21,200
Land	162,900	162,900
	1,112,600	1,741,700
Less: accumulated depreciation and amortization	(856,900)	(1,308,700)
Property and equipment, net	$255,700	$433,000

Depreciation expense for the years ended December 31, 2022, and 2021 was $70,900 and $105,900, respectively. For the year ended December 31, 2022, and 2021, depreciation expense included in cost of goods sold was $59,900 and $80,200, respectively. For the year ended December 31, 2022, and 2021 depreciation expense included in selling, general and administrative expenses was $11,000 and $25,700, respectively.

The Company evaluated its fixed assets for impairment, and determined that no impairment charges were incurred in fiscal years ended December 31, 2022 and 2021.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$277,800	$-	$(277,800)	$-
Customer list	42,500	(42,500)	-	-
Technology	875,900	(813,300)	(41,900)	20,700
Trade name	54,900	(54,900)	-	-
	$1,251,100	$(910,700)	$(319,700)	$20,700

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$277,800	$-	$-	$277,800
Customer list	42,500	(42,500)	-	-
Technology	1,021,900	(880,400)	-	141,500
Trade name	54,900	(54,900)	-	-
	$1,397,100	$(977,800)	$-	$419,300

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $19,900 and $28,000 for the years ended December 31, 2022, and 2021, respectively.

As of December 31, 2022, the Company qualitatively assessed whether it is more likely than not that the fair value of the SEER Environmental Materials reporting unit was less than its carrying amount. In 2022, SEM became aware of quality issues concerning its inventory production process and determined that as of December 31, 2022 it was more likely than not that the carrying value of the SEER Environmental Materials reporting unit exceeded its estimated fair value. Accordingly, the Company performed an impairment analysis as of December 31, 2022 using the income approach. This analysis generally requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. Pursuant to Accounting Standard Update (“ASU”) 2017-04, the Company recorded an impairment of goodwill of approximately $277,800 for the year ended December 31, 2022. No impairment of goodwill was recorded for the year ended December 31, 2021.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s December 31, 2022, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s December 31, 2022, Consolidated Balance Sheets. As of December 31, 2022, total right-of-use assets were approximately $249,700, and operating lease liabilities were approximately $280,500 respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the year ended December 31, 2022, the Company recognized approximately $83,600 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Years Ended December 31,
	2022	2021

Cash paid for operating lease liabilities	$124,900	$247,600
Right-of-use assets obtained in exchange for new operating lease obligations	-	-
Weighted-average remaining lease term	44 months	56 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of September 30, 2022 were as follows:

2023	$88,300
2024	90,900
2025	93,600
2026	64,500
2027	-
Thereafter	-
337,300
Less imputed interest	(56,800)
Total lease liabilities	280,500

Current operating lease liabilities	63,100
Non-current operating lease liabilities	217,400
Total lease liabilities	$280,500

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	December 31,	December 31,
	2022	2021
		*
Accrued compensation and related taxes	$81,900	$124,600
Accrued interest	2,562,300	1,818,500
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	57,000	40,000
Other	112,600	97,000
Total Accrued Liabilities	$2,963,800	$2,230,100

NOTE 8 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	December 31,	December 31,
	2022	2021

Revenue recognized	$440,200	$285,600
Less: billings to date	(301,500)	(282,000)

Contract assets	138,700	3,600

Billings to date	2,849,400	1,578,300
Revenue recognized	(2,313,400)	(1,052,400)

Contract liabilities	$536,000	$525,900

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Paragon Waste Solutions LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary. There was no value attributable to the units at the time of the allocation. As of December 31, 2021, and 2020 the Company owned 54% of the membership units, Black Stone owned 36% of the membership units, and two related parties (as noted above), each owned 5% of the membership units.

In August 2011, the Company acquired certain intellectual property in regard to waste destruction technology (the “IP”) from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. We estimated the useful life of the IP at ten years, which was consistent with the useful life of other technology included in our intangible assets, and management’s initial assessment of the potential marketability of the IP. In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from the sale or lease of all CoronaLux™ units from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated licensing and unit sales revenues of approximately $0 and $30,200 for the years ended December 31, 2022, and 2021, respectively.

Since its inception through December 31, 2022, we have provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

Licensing Agreements

On November 17, 2014, PWS entered into an Exclusive Licensing and Equipment Lease Agreement, for a limited license territory, with Medical Waste Services, LLC (“MWS”). The License Agreement grants to MWS the use of the PWS Technology and the CoronaLux™ waste destruction units for an initial term of seven years and required a payment of $225,000 as a non-refundable initial licensing fee and distributions of 50% of net operating profits, as defined in the agreement, in lieu of continuing royalty payments for the use of the licensed technology. PWS and Medical Waste Services, LLC (“MWS”) formed a contractual joint venture to exploit the PWS medical waste destruction technology. MWS has received approval from the California Department of Public Health and a restricted permit from the South Coast Air Quality Management District (“SCAQMD”) to operate the CoronaLux™ unit licensed by MWS at its facility in Southern California. The original licensing and partnership agreement was formally canceled in 2019, because MWS failed to implement the expansion plan outlined in the original agreement), with both parties agreeing to continue operating the CoronaLux under the original terms of the agreement, for strategic reasons. PWS has no obligations, commitments, or liabilities relative to MWS, and is free to sublicense to anyone or develop company owned facilities. Operations to date have included the destruction of medical waste under a temporary operating permit issued by SCAQMD since May 2015 and efforts to obtain a full operating permit from SCAQMD were successful and SCAQMD issued a ‘Notice of Intent to Issue Permit to Operate’ in March 2017. In November 2017, the full operating permit was issued by SCAQMD.

In December 2017, PWS and GulfWest Waste Solutions, LLC (“GWWS”) formed Paragon Southwest Medical Waste, LLC (“PSMW”) to exploit the PWS medical waste destruction technology. PSMW has an exclusive license to the CoronaLux™ technology in a six-state area of the Southern United States. In 2017, PSMW purchased and installed three CoronaLux™ units for $600,000. PWS incurred costs of $525,700 to prepare the three units for sale. Operations in the form of medical waste destruction began in 2018.

Paragon Southwest Medical Waste, LLC

On July 20, 2022, PWS transferred all patents owned covering medical waste destruction, and related technology, to its joint venture, Paragon Southwest Medical Waste (“PSMW”), in exchange for non-voting units in PSMW. The units in PSMW transferred in connection with this transaction increased SEER’s equity in PSMW to approximately 20%, on a total consolidated basis. This transaction also canceled the irrevocable license and royalty agreement, and the management agreement between PWS and PSMW. The Company recorded its investment in PSMW of $182,200 under the cost method of accounting. The Company assessed its investment in PSMW for impairment, and as of December 31, 2022, determined that no impairment was required.

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company has a non-controlling interest in other joint ventures, currently three primarily for licensing and operating PWS CoronaLux™ waste destruction units and one for development of hybrid scrubber systems. Two joint ventures have limited their activity to formation only, no other operations have commenced. The Company has no fixed commitment to fund any losses of the operating joint ventures and has no investment basis in any of the joint ventures therefore the Company has suspended the recognition of losses under the equity method of accounting, in accordance with ASC 323-10-35-20.

NOTE 11 – DEBT

Debt as of December 31, 2022, and 2021 was comprised of the following:

	December 31,	December 31,
	2022	2021
PAYROLL PROTECTION PROGRAM

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, the loans were forgiven by the SBA and recorded as a gain on debt extinguishment.	$-	$96,600

SHORT TERM NOTES

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400 and was recorded as interest. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, as issuable under the terms of this agreement. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at December 31, 2022 is approximately $375,700.	297,000	298,100

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee totals $30,000 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, and the maximum agreed common shares have been accrued, and has been recorded as interest expense in prior periods. Unpaid one-time fees at December 31, 2022 is approximately $30,000.	500,000	500,000

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. The note is past due as the date of this filing. The Company has not received notice from the lender and continue to accrue interest. For the year ended December 31, 2022, the Company recorded interest expense of $12,000. Unpaid interest at December 31, 2022 is approximately $30,000.	100,000	100,000

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week and was recorded as interest. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technology, LLC products. The penalty period for shares to be issued has been reached, and the maximum agreed common shares have been accrued, and has been recorded as interest expense in prior periods. Unpaid interest at December 31, 2022 is approximately $10,000.	150,000	150,000

Secured short term note payable dated October 17, 2019 with principal and interest due 6 months from issuance. On April 24, 2020, this note was extended to October 15, 2020. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $13,000 as debt discount, amortized over the life of the note. The note extension requires a one-time issuance of 200,000 common shares of the Company upon the extended maturity date of the note, which the company recorded the fair value of $20,000 as debt discount, amortized over the life of the note. On November 3, 2020, this note was extended to October 15, 2021. The note is past due as the date of this filing. The note accrues interest at 15% annually. For the year ended December 31, 2022, the Company recorded interest expense of $45,000. Unpaid interest at December 31, 2022 is approximately $144,500.	300,000	300,000

Secured short term note payable dated December 14, 2019 with principal and interest due 6 months from issuance. The note requires a one-time issuance of 250,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $16,300 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. The note is past due as the date of this filing. For the year ended December 31, 2022, the Company recorded interest expense of $67,500. Unpaid interest at December 31, 2022 is approximately $205,800.	450,000	450,000

Secured short term note payable dated October 1, 2019. The note accrues interest at 6% annually. The note’s principal is to be paid in twelve monthly installments commencing on January 15, 2020. In 2021, an extension was negotiated with the lender. In 2022 the lender’s note balance of $50m800 and $15,400 of accrued interest was paid by the repurchase of units the Company held in the lender.	-	50,800

Secured short term note payable dated March 16, 2020, maturing on March 15, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 15, 2021. The Lender receives a one-time option grant to purchase 60,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, with payment of principal and interest. These options were value at approximately $3,500, and are recorded as debt discount, and amortized over the life of the loan. The note is past due as the date of this filing. For the year ended December 31, 2022, the Company recorded interest expense of $14,000, and $800 of interest related to debt discount. Unpaid interest at December 31, 2022 is approximately $39,100.	100,000	100,000

Secured short term note payable dated March 17, 2020, maturing on March 16, 2021. The note bears annual simple interest, at a rate of 14%. The Lender receives a one-time option grant to purchase 30,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, on the maturity date, with payment of principal and interest. These options were value at approximately $2,000, and are recorded as debt discount, and amortized over the life of the loan. The note is past due as the date of this filing. For the year ended December 31, 2022, the Company recorded interest expense of $7,000. Unpaid interest at December 31, 2022 is approximately $19,500.	50,000	50,000

Secured short term note payable dated July 8, 2020, maturing on December 7, 2020, bearing annual simple interest at a rate of 15%. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $11,300 as debt discount, amortized over the life of the note. The note is past due as the date of this filing. For the year ended December 31 2022, the Company recorded interest expense of $33,000. Unpaid interest at December 31, 2022 is approximately $81,900	220,000	220,000

Unsecured short term note payable dated August 18, 2020, maturing on November 17, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For theyear ended December 31, 2022, the Company recorded interest expense of $18,000. Unpaid interest at December 31, 2022 is approximately $42,600.	120,000	120,000

Secured short term note payable dated September 3, 2020, maturing on December 4, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For the year ended December 31, 2022, the Company recorded interest expense of $42,000. Unpaid interest at December 31, 2022 is approximately $97,700.	280,000	280,000

A secured note payable of $500,000 dated August 15, 2022, secured by net revenue from sale of any and all MV Technology products, bearomg interest at an annual rate of 10% simple interest and matures on August 15, 2023. Monthly payments of $25,000 a month on the last day of the third month and continue in months four and five. At the end of the sixth month monthly payments in the amount of $50,000 and continue until the end month twelve at which time all outstanding principal and interest shall be due. For the year ended December 31, 2022 the company recorded interest expense of $18,800. Unpaid interest at December 31, 2022 was approximately $18,800.	500,000	-

An unsecured note of $100,000 payable, dated July 20, 2022, interest at an annual rate of 8% payable on or before July 19, 2023. For the year ended December 31, 2022 the Copmany recorded interest expense of $3,600. Unpaid interest at December 31, 2022 was approximately $3,600.	100,000	-

Secured short term note payable dated November 17, 2022, interest at an annual rate of 12% payable on or before February 17, 2023. Unpaid interest at December 31, 2022 was approximately $5,000.	125,000

Total Short-term notes	$3,517,000	$2,843,900

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2021, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2021 is approximately $55,200.	125,000	125,000

Total short-term notes - related party	$125,000	$125,000

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. For the year ended December 31, 2022, the Company recorded interest expense of $155,300. Unpaid interest at December 31, 2022 is approximately $666,700.	$1,605,000	$1,605,000

Total convertible notes	1,605,000	1,605,000
Less: current portion	(1,605,000)	(1,605,000)
Long term convertible notes, including debt discount	$-	$-

LONG TERM NOTES

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. Monthly payments of principal and accrued interest did not commence in 2019. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. For the year ended December 31, 2022, the Company recorded interest expense of $100,000. Unpaid interest at December 31, 2022 was approximately $446,600.	$500,000	$500,000

Note payable dated April 2020, interest at 6.8% per annum, secured by a piece of heavy equipment, of which the borrowing was used to purchase. Forty-eight monthly payments of principal and accrued interest of $2,400, commence on April 17, 2020. For the year ended December 31, 2022, the Company recorded interest expense of $2,600.	34,600	60,200

Note payable dated January 19, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2022, the Company recorded interest expense of $12,000 Unpaid interest at December 31, 2022 was approximately $23,400	150,000	150,000

Note payable dated February 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2022, the Company recorded interest expense of $40,000. Unpaid interest at December 31, 2021 was approximately $76,400.	500,000	500,000

Note payable dated May 25, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2022, the Company recorded interest expense of $14,800. Unpaid interest at December 31, 2022 was approximately $23,300.	185,000	185,000

Note payable dated August 5, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2022, the Company recorded interest expense of $40,000. Unpaid interest at December 31, 2022 was approximately $55,900.	500,000	500,000

Note payable dated November 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2022, the Company recorded interest expense of $20,000. Unpaid interest at December 31, 2021 was approximately $23,300.	250,000	250,000

Note payable of $250,000 dated February 11, 2022, interest at an annual rate of 8% simple interest and matures on February 10, 2027. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the year ended December 31, 2022, the Company recorded interest expense of $17,800. Unpaid interest at December 31, 2022 was approximately $17,800.	250,000	-
Other	10,800
Total long-term notes	2,380,400	2,145,200
Less: current portion	(531,300)	(525,600)
Long term notes, long-term, including debt discount	$1,849,100	$1,619,600

Debt maturities as of December 31, 2022, are as follows:

Year Ending December 31,
2022(Past Due)	$3,290,300
2023	759,500
2024	11,400
2025	1,200
2026	1,835,000
Thereafter	-

$5,897,400

NOTE 12 – RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

Notes payable and accrued interest, related parties

Notes payable (See Note 11), and accrued interest due to certain related parties as of December 31, 2022, and 2021 are as follows:

	December 31,	December 31,
	2022	2021

Short term notes	$125,000	$125,000
Accrued interest	59,000	55,800
Total short-term notes and accrued interest - Related parties	$184,000	$180,800

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Future commitments under non-cancellable operating leases with terms longer than one year for office and warehouse space as of December 31, 2022, are as follows:

Year Ending December 31,
2023	$88,300
2024	90,900
2025	93,600
2026	64,000
2027	-
Thereafter	-

$336,800

For the years ended December 31, 2022, and 2021, rent expense, including prorated charges and net of sub-lease income, was $141,400 and $145,600, respectively.

NOTE 14 – ABANDONMENT OF SUBSIDIARY

On September 1, 2021, the Company’s board of directors, by unanimous consent, adopted a resolution to abandon the Company’s wholly owned subsidiary, REGS, LLC. The abandonment resulted in a gain to the Company of approximately $1.5 million for the year ended December 31, 2021. For the years ended December 31, 2021, and 2020, all operations from REGS have been reported as discontinued operations.

Major classes of line items constituting the balance sheet on discontinued operations:

September 30,
2021

ASSETS
Cash and cash equivalents	$-
Inventory	-
Prepaid expenses and other current assets	-
Property and equipment, net	-
Right of use assets	-
Other assets	18,900
TOTAL ASSETS	$18,900

LIABILITIES
Accounts payable	$169,100
Accrued liabilities	220,800
Payroll taxes payable	1,076,800
Customer deposits	10,200
Paycheck protection program liabilities	-
Current portion of lease liabilities	-
Accrued interest - related party	-
TOTAL LIABILITIES	$1,476,900

Major classes of line items constituting pretax income (loss) on discontinued operations:

For the year ended
December 31,
2021

Services revenue	$177,200

Services costs	(314,900)
General and administrative expenses	(40,800)
Salaries and related expenses	(150,800)
Other income	210,800
Gain on debt extinguishment	410,600
Total expenses	114,900

Operating income	292,100
Income tax benefit	-

Total income from discontinued operations	$292,100

The net assets and liabilities disposed of, resulting in the gain on the abandonment, are summarized in the following table:

Year Ended December 31,
2021
Assets, net	(18,900)
Liabilities - Other, net including intercompany assets	391,500
IRS payroll tax liability	1,085,400

Gain on abandonment	1,458,000

NOTE 15 – EQUITY TRANSACTIONS

2022 Common Stock Transactions

During the year ended December 31, 2022, no new equity transactions have occurred.

2021 Common Stock Transactions

During the year ended December 31, 2021, no new equity transactions have occurred.

Non-controlling Interest

The non-controlling interest presented in our condensed consolidated financial statements reflects a 46% non-controlling equity interest in PWS, a 49% non-controlling equity interest in PelleChar, and a 15% non-controlling interest in Benefuels. Net losses attributable to non-controlling interest, as reported on our condensed consolidated statements of operations, represents the net loss of each entity attributable to the non-controlling equity interest. The non-controlling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet.

Warrants

In 2022 and 2021, no warrants were issued.

A summary of warrant activity for the years ended December 31, 2022, and December 31, 2021, is presented as follows:

			Weighted
	Weighted		Average
	Average		Remaining
	Exercise	Number of	Contractual
	Price	Warrants	Term in Years

Balance as of December 31, 2020	$0.74	271,000	1.5

Granted	-	-
Exercised	-	-
Cancelled	0.85	(71,000)
	-
Balance as of December 31, 2021	$0.70	200,000	0.7

Granted	-	-
Exercised	-	-
Cancelled	-	-
	-
Balance as of December 31, 2022	$0.70	200,000	0.3

Vested and exercisable as of December 31, 2022	$0.70	200,000	0.3

NOTE 16 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

Except as noted below, we do not have a qualified stock option plan, but have issued stock purchase warrants and stock options on a discretionary basis to employees, directors, service providers, private placement participants and outside consultants.

The Company utilizes ASC 718, Stock Compensation, related to accounting for share-based payments and, accordingly, records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards. The Black Scholes option pricing model was used to estimate the fair value of the options granted. This option pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). The Company does not estimate forfeitures, and accounts for forfeitures as they occur. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities. The Company applied the simplified method to determine the expected term of all stock-based compensation grants. The risk-free interest rate is based on or approximates the U.S. Treasury yield curve in effect at the time of the grant.

Stock compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award. The Company accounts for stock options as equity awards.

A summary of stock option activity for the year ended December 31, 2022, and 2021 is presented as follows:

			Weighted	Weighted
			Average	Average
	Weighted		Remaining	Optioned
	Average	Number of	Contractual	Grant	Aggregate
	Exercise	Optioned	Term in	Date	Intrinsic
	Price	Shares	Years	Fair Value	Value

Balance as of December 31, 2020	$0.66	1,640,000	2.83	$0.04	$-

Granted	-	-		-
Exercised	-	-		-
Cancelled/expired	0.60	(50,000)		0.19

Balance as of December 31, 2021	$0.67	1,590,000	1.91	$0.04	$-

Granted	-	-		-
Exercised	-	-		-
Cancelled/expired	0.70	(500,000)		0.03

Balance as of December 31, 2022	$0.65	1,090,000	1.55	$0.04	$-

Vested and exercisable as ofDecember 31, 2022	$0.65	1,090,000	1.55	$0.04	$-

For the years ended December 31, 2022, and 2021, we recorded stock-based compensation awarded to employees of $0 and $12,600, respectively, which is included in selling, general and administrative expense in our consolidated statements of operations.

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

Employee Benefit Plan

The Company has a defined contribution 401(k) plan that covers substantially all employees. Additionally, at the discretion of management, the Company may make contributions to eligible participants, as defined. During the years ended December 31, 2022, and 2021, we made no contributions in each year.

NOTE 17 – NET EARNINGS (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For the year ended December 31, 2022, all potentially dilutive securities were excluded from the diluted share calculations as they were anti-dilutive as a result of the net loss incurred. Accordingly, basic shares equal diluted shares for the year ended December 31, 2022. As of December 31, 2021, 90,000 potentially dilutive stock options were included in the diluted earnings per share calculation.

Potentially dilutive securities were comprised of the following:

	Years Ended December 31,
	2022	2021
Warrants	0	200,000
Options	1,090,000	1,500,000
Convertible notes payable, including accrued interest	3,292,400	3,070,900
	4,382,400	4,770,900

NOTE 18 - SEGMENT INFORMATION AND MAJOR SEGMENT CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar,	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information as of December 31, 2022, and 2021 and for the years then ended is as follows:

Year ended December 31,

2022	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$4,037,900	$100,000	$-	$4,137,900
Depreciation and amortization (1)	45,100	14,700	11,000	70,800
Impairment loss - goodwill	277,800	-	-	277,800
Impairment loss - other intangible assets	41,900	-	-	41,900
Interest expense	4,400	12,000	789,700	806,100
Net income (loss)	(586,300)	(213,100)	(1,912,100)	(2,711,500)
Capital expenditures (cash and noncash)	31,800	-	-	31,800
Total assets	$1,103,400	$100	$540,900	$1,644,400

2021	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$3,238,300	$240,100	$-	$3,478,400
Depreciation and amortization (1)	68,300	34,000	31,700	134,000
Interest expense	1,500	300	736,800	738,600
Stock-based compensation	-	-	12,600	12,600
Net income (loss)	413,000	437,600	(330,900)	519,700
Capital expenditures (cash and noncash)	3,000	-	-	3,000
Total assets	$1,359,200	$305,400	$572,600	$2,237,200

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.

NOTE 19 - INCOME TAXES

As of December 31, 2022, we estimate we will have net operating loss carryforwards available to offset future federal income tax of approximately $24.4 million. These carryforwards will expire between the years 2028 through 2037. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

The non-current deferred tax asset is summarized below:

	2022	2021

Deferred tax assets
Net operating loss carry forwards	$6,245,000	$5,557,000
Intangible and fixed assets	$75,000
Other	50,000	30,000
Total deferred tax assets	6,370,000	5,587,000

Deferred tax liabilities
Depreciation and amortization	-	(107,000)
Valuation allowance	(6,370,000)	(5,480,000)
Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 21% for December 31, 2022 and 2021, as follows:

	2022	2021

Income tax benefit	$570,000	$(69,000)
Non-deducible items	(18,000)	(142,000)
State and other benefits included in valuation	103,000	16,000
Provision to return adjustments	55,000
Impairment of intangible assets	82,000
Exclusion of income (losses) of pass-through entity	55,000	52,000
Other	43,000	-
Change in valuation allowance	(890,000)	143,000
Income tax benefit	$-	$-

NOTE 20 – ENVIRONMENTAL COMPLIANCE

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

NOTE 21 – EMPLOYEE RETENTION CREDIT

During the year ended December 31, 2021, the Company applied for certain Employee Retention Credits (“ERTC”) under the CARES Act in the approximate amount of $0.2 million, which is reflected within the statement of operations as a reduction to salaries and related expenses. The remaining balance of the ERTC receivable as of December 31, 2022 was $0.

NOTE 22 – SUBSEQUENT EVENTS

In March 2023, the Company received proceeds of $300,000 by issuing a secured promissory note, bearing interest at a rate of 8% per annum, and maturing in November 2023.

