Form 10-Q
period 2023-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2023-05-22
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	Unaudited	*
ASSETS
Current Assets
Cash and cash equivalents	$45,100	$21,500
Accounts receivable, net of allowance for doubtful accounts of $179,000	219,200	640,500
Inventory	24,100	9,400
Contract assets	155,900	138,700
Prepaid expenses and other current assets	158,900	85,800
Assets held for sale	217,200	217,200
Total Current Assets	820,400	1,113,100

Property and equipment, net	33,600	38,600
Intangible Assets, net	20,000	20,700
Right of use assets	235,700	249,700
Investments	182,200	182,200
Other assets	40,100	40,100

TOTAL ASSETS	$1,332,000	$1,644,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$780,200	$1,044,800
Accrued liabilities	3,111,900	2,953,800
Contract liabilities	446,200	536,000
Short term notes	4,208,300	3,517,000
Short term notes and accrued interest - related party	179,800	184,000
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt	504,300	505,900
Current portion of lease liabilities	65,300	63,100
Liabilities held for sale	76,400	85,500
Total Current Liabilities	10,977,400	10,495,100

Lease liabilities net of current portion	200,400	217,400
Long term debt	1,838,800	1,839,900
Total Liabilities	13,016,600	12,552,400

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable ** and outstanding December 31, 2022 and December 31, 2021	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(32,784,500)	(32,005,100)
Total stockholders’ deficit	(9,745,600)	(8,966,200)
Non-controlling interest	(1,939,000)	(1,941,800)
Total Deficit	(11,684,600)	(10,908,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,332,000	$1,644,400

*	These numbers were derived from the audited financial statements for the year ended December 31, 2022.

**	Includes 2,785,000 shares issuable as of March 31, 2023, and December 31, 2022, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Products	$553,200	$756,000
Solid waste	-	50,000
Total revenue	553,200	806,000

Operating expenses:
Products costs	489,000	557,200
Solid waste costs	-	7,400
General and administrative expenses	335,300	263,100
Salaries and related expenses	308,500	332,300
Total operating expenses	1,132,800	1,160,000

Loss from operations	(579,600)	(354,000)

Other income (expense):
Interest expense	(206,000)	(189,000)
Gain on debt extinguishment	-	96,600
Other	20,700	77,000
Total non-operating expense, net	(185,300)	(15,400)

Loss from continuing operations	(764,900)	(369,400)

Loss from discontinued operations, net of tax	(11,700)	(21,300)

Net Loss	(776,600)	(390,700)

Less: Net income (loss) attributable to non-controlling interest	2,800	(4,100)

Net Loss attributable to SEER common stockholders	$(779,400)	$(386,600)

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)
Income from discontinued operations, per share	(0.00)	(0.00)
Net Loss per share, basic	$(0.01)	$(0.01)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.01)	(0.01)
Income from discontinued operations, per share	(0.00)	(0.00)
Net Loss per share, basic	$(0.01)	$(0.01)

Weighted average shares outstanding – basic	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,088,575

*	less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

Net loss	-	-	-	-	-	-	-	(779,400)	2,800	(776,600)

Balances at March 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,784,500)	(1,939,000)	(11,684,600)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2021	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(29,364,800)	$(1,870,600)	$(8,196,500)

Net loss	-	-	-	-	-	-	-	(386,600)	(4,100)	(390,700)

Balances at March 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(29,751,400)	(1,874,700)	(8,587,200)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three Months Ended March 31.
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(764,900)	$(369,400)
Income from discontinued operations	(11,700)	(21,300)
Net Loss	(776,600)	(390,700)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,600	30,300
Gain on debt distinguishment	-	(96,600)
Bad debt	-	19,800
Changes in operating assets and liabilities:
Accounts receivable	421,300	(212,700)
Contract assets	(17,200)	(11,300)
Inventory	(14,700)	71,300
Prepaid expenses and other assets	(73,800)	(70,000)
Accounts payable, accrued liabilities, and customer deposits	(72,100)	274,300
Contract liabilities	(89,800)	(2,400)
Change in assets and liabilities held for sale	(9,100)	-
Net cash used in operating activities	(626,400)	(388,000)
Cash flows from investing activities:
Purchase of property and equipment	-	(28,300)
Net cash (used) provided by investing activities	-	(28,300)
Cash flows from financing activities:
Payments of notes	-	(23,400)
Proceeds from short-term and long-term debt	650,000	319,300
Net cash provided by financing activities	650,000	295,900
Effect of exchange rate changes on cash	-
Net increase (decrease) in cash	23,600	(120,400)
Cash at the beginning of period	21,500	188,800
Cash at the end of period	$45,100	$68,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,600	$1,500
Financing of prepaid insurance premiums	$35,800	$-
Non-cash repayment of debt	$-	$50,800
Non-cash repayment of debt - PPP Loan	$-	$96,600
Non-cash payment of interest	$-	$15,400

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries include: 1) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 2) Strategic Environmental Materials, LLC, (“SEM”), is a materials technology company focused on development of cost-effective chemical absorbents. SEM was discontinued in 2023 due to its products not meeting customer requirements.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $32.8 million as of March 31, 2023, and $32.0 million as of December 31, 2022. For the three months ended March 31, 2023, the Company incurred a net loss of approximately $0.8 million and for the three months ended March 31, 2022, the Company incurred a net loss of approximately $0.4 million. The Company had a working capital deficit of approximately $10.2 million as of March 31, 2023, and a working capital deficit of $9.4 million as of December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2023, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2023, the Company raised approximately $0.7 million from the issuance of short-term and long-term debt, for a net cash provided by financing activities of approximately $0.7 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing SEM, a line of business with historically insufficient margins. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 15, 2022, for the year ended December 31, 2022.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the three months ended March 31, 2023, and 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	March 31, 2023	December 31, 2022

Finished goods	$24,100	$9,400
	$24,100	$9,400

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2023, and 2022 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of March 31, 2023, and 2022. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Products revenue also includes media sales which are recognized as the product is shipped to the customer for use.

Disaggregation of Revenue (Unaudited)

	Three Months Ended March 31, 2023
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$377,500	$-	$377,500
Media sales	175,700	-	175,700
Total Revenue	$553,200	$-	$553,200

	Three Months Ended March 31, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$666,300	-	$666,300
Media sales	89,700	-	89,700
Management fees	-	50,000	50,000
Total Revenue	$756,000	$50,000	$806,000

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable,	Contract	Contract	Deferred Revenue	Deferred Revenue
	net	Assets	Liabilities	(current)	(non-current)

Balance as of March 31, 2023	$219,200	$155,900	$446,200	$-	$-

Balance as of December 31, 2022	640,500	138,700	536,000	-	-

Increase (decrease)	$(421,300)	$17,200	$(89,800)	$-	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.2 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2023	December 31, 2022
	(unaudited)	*
Field and shop equipment	$394,900	$395,000
Vehicles	72,500	72,500
Furniture and office equipment	293,400	333,800
Leasehold improvements	36,200	36,200
	797,000	837,500
Less: accumulated depreciation and amortization	(763,400)	(798,900)
Property and equipment, net	$33,600	$38,600

Depreciation expense for the three months ended March 31, 2023, and 2022 was $4,900 and $24,800, respectively. For the three months ended March 31, 2023, and 2022, depreciation expense included in cost of goods sold was $4,900 and $18,400, respectively. For the three months ended March 31, 2023, and 2022, depreciation expense included in selling, general and administrative expenses was $0 and $6,400, respectively.

NOTE 5 – INTANGIBLE ASSETS

	March 31, 2023 (Unaudited)
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$-	$-	$-	$-
Customer list	42,500	(42,500)	-	-
Technology	684,000	(664,000)	-	20,000
Trade name	54,900	(54,900)	-	-
	$781,400	$(761,400)	$-	$20,000

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$277,800	$-	$(277,800)	$-
Customer list	42,500	(42,500)	-	-
Technology	875,900	(813,300)	(41,900)	20,700
Trade name	54,900	(54,900)	-	-
	$1,251,100	$(910,700)	$(319,700)	$20,700

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $700 and $5,500 for the three months ended March 31, 2023, and 2022, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s March 31, 2023, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s March 31, 2023, Consolidated Balance Sheets. As of March 31, 2023, total right-of-use assets and operating lease liabilities were approximately $235,700 and $265,700, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2023, the Company recognized approximately $20,900 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (unaudited):

	Three Months Ended March 31,
	2023	2022

Cash paid for operating lease liabilities	$36,700	$36,700
Right-of-use assets obtained in exchange for new operating lease obligations	-	-
Weighted-average remaining lease term	41 months	53 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of March 31, 2023 were as follows:

2023	$66,600
2024	90,900
2025	93,600
2026	64,500
2027	-
Thereafter	-
315,600
Less imputed interest	(49,900)
Total lease liabilities	265,700
Current operating lease liabilities	65,300
Non-current operating lease liabilities	200,400
Total lease liabilities	$265,700

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)	*
Accrued compensation and related taxes	$86,800	$81,900
Accrued interest	2,759,400	2,562,300
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	59,800	57,000
Other	55,900	102,600
Total Accrued Liabilities	$3,111,900	$2,953,800

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2023	2022
	(unaudited)	*
Revenue recognized	$353,300	$440,200
Less: billings to date	(197,400)	(301,500)
Contract assets	155,900	138,700
Billings to date	2,575,100	2,849,400
Revenue recognized	(2,128,900)	(2,313,400)
Contract liabilities	$446,200	$536,000

NOTE 9 – INVESTMENTS

Paragon Waste Solutions LLC

Since its inception through March 31, 2023, the Company has provided approximately $6.5 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

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

NOTE 10 – DEBT

Debt as of March 31, 2023 (Unaudited), and December 31, 2022, was comprised of the following:

	Short term notes		Convertible notes, unsecured	Current portion of long-term debt	Long term debt		Total

Balance December 31, 2022	$3,517,000		$1,605,000	$531,300	$1,849,100		$7,502,400
Increase in borrowing	691,300	(1)	-	-	-		691,300
Principal reductions	-		-	(27,000)	(10,800)		(37,800)
Amortization of debt discount	-		-	-	-		-
Balance September 30, 2022	$4,208,300	(2)	$1,605,000	$504,300	$1,838,300	(3)	$8,155,900

(1)	A) Secured note payable of $350,000, secured by certain real estate and equity, dated January 20, 203, interest at an annual rate of 8.0% simple interest and matures on October 18, 2023. For the three months ended March 31, 2023, the Company recorded interest expense of $5,300. There was no unpaid interest as of March 31, 2023. B) A secured note payable of $300,000, secured by real estate and equity in subsidiaries dated March 10, 2023, interest at an annual rate of 8% simple interest and matures on December 10, 2023. For the three months ended March 31, 2023, the Company recorded interest expense of $1,800. There was no unpaid interest as of March 31, 2023. (C) Insurance premium financing note for $51,100
(2)	The balance consists of $3,717,100 of secured notes, and $493,200 unsecured notes payable.
(3)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest, related parties

Related parties accrued interest due to certain related parties are as follows:

	March 31,	December 31,
	2023	2022
	(unaudited)
Short term notes	$125,000	$125,000
Accrued interest	54,800	59,000
Total short-term notes and accrued interest - Related parties	$179,800	$184,000

NOTE 12 – EQUITY TRANSACTIONS

2023 Common Stock Transactions

During the three months ended March 31, 2022, no new equity transactions have occurred.

2022 Common Stock Transactions

During the three months ended March 31, 2023, no new equity transactions have occurred.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers, for the three months ended March 31, 2023, and 2022 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 68% and 64% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For three months ended March 31, 2023, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Three Months Ended March 31,
	2023	2022
Warrants	-	200,000
Options	1,000,000	1,590,000
Convertible notes payable, including accrued interest	3,342,000	3,120,500
	4,342,000	4,910,500

NOTE 15 – DISCONTINUED SEM OPERATIONS

On March 31, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue operations of the Company’s wholly owned subsidiary, SEM, LLC. For the unaudited three months ended March 31, 2023 and March 31, 2022, all operations from SEMS have been reported as discontinued operations.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	March 31,	December 31,
	2023	2022
	(unaudited)	*
ASSETS

Property and equipment, net	$217,200	$217,200

Total assets held for sale	$217,200	$217,200

LIABILITIES

Current Liabilities
Accounts payable	$36,100	$40,900
Accrued liabilities	12,400	10,000
Current portion of long-term debt	25,400	25,400
Total Current Liabilities	73,900	76,300

Long term debt	2,500	9,200
Total liabilities held for sale	$76,400	$85,500

Major classes of line items constituting pretax income on discontinued operations:

	For the three months ended
	March 31,
	2023	2022

Services revenue	$-	$103,900

Services costs	(6,400)	(101,900)
General and administrative expenses	(4,800)	(9,900)
Salaries and related expenses	-	(12,300)
Other expense	(500)	(1,100)
Total expenses	(11,700)	(125,200)

Operating loss	(11,700)	(21,300)
Income tax benefit	-	-

Total Loss from discontinued operations	$(11,700)	$(21,300)

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our current reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the (unaudited) three months ended March 31, 2023 and 2022 is as follows:

Three Months ended March 31,

	Environmental	Solid
2023	Solutions	Waste	Corporate	Total
Revenue	$553,200	$-	$-	$553,200
Depreciation and amortization (1)	5,600	-	-	5,600
Interest expense	800	-	205,700	206,500
Net income (loss) attributable to SEER common stockholders	(147,600)	9,500	(641,300)	(779,400)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$711,700	$100	$620,200	$1,332,000

	Environmental	Solid
2022	Solutions (1)	Waste	Corporate	Total
Revenue	$756,000	$50,000	$-	$806,000
Depreciation and amortization	5,100	7,400	11,900	24,400
Interest expense	300	4,100	184,600	189,000
Net income (loss) attributable to SEER common stockholders	36,500	(5,900)	(417,200)	(386,600)
Capital expenditures (cash and noncash)	28,300	-	-	28,300
Total assets	$1,547,700	$277,600	$492,500	$2,317,800

(1)	Excluded the Results of SEM which was discontinued January 1, 2023. (See Note 15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2023. Certain statements made in our discussion may be forward looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. These risks, uncertainties, and other factors include, among others, the risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as other risks described in this Quarterly Report. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Strategic Environmental & Energy Resources, Inc. and its consolidated subsidiaries on a consolidated basis.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the year ended December 31, 2022.

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

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $32.8 million as of March 31, 2023, and $32.0 million as of December 31, 2022. For the three months ended March 31, 2023, the Company incurred a net loss of approximately $0.8 million and for the three months ended March 31, 2022, the Company incurred a net loss of approximately $0.4 million. The Company had a working capital deficit of approximately $10.2 million as of March 31, 2023, and a working capital deficit of $9.4 million as of December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2023, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2023, the Company raised approximately $0.7 million from the issuance of short-term and long-term debt, for a net cash provided by financing activities of approximately $0.7 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing SEM, a line of business with historically insufficient margins. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2023, and 2022

Total revenues were $0.6 million and $0.8 million for the three months ended March 31, 2023, and 2022, respectively. The decrease of approximately $0.2 million or 25% in revenues comparing the three months ended March 31, 2023, to the three months ended March 31, 2023, is attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased to approximately $0.6 million for the three months ended March 31, 2023, from approximately $0.8 million for the three months ended March 31, 2022.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.1 million for the three months ended March 31, 2023 and approximately $1.2 million for the three months ended March 31, 2022. Product costs decreased $0.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Total non-operating expense, net was $0.2 million for the three months ended March 31, 2023, compared to $15,400 expense for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company recorded $0.1 million in gain on debt extinguishment, which resulted from the forgiveness of the Company’s PPP Loans from the US Treasury, and approximately $0.1 million gain on the exchange of convertible units in a joint venture for an outstanding debt and liabilities. These gains were offset by $0.2 million in interest expense, which is comparable to interest expense of $0.2 million for the three months ended March 31, 2023.

There is no provision for income taxes for both the three months ended March 31, 2023, and 2022, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2023, and 2022.

Loss from continuing operations was approximately $0.8 million and $0.4 million, for the three months ended March 31, 2023 and 2022, respectively. The net income attributable to SEER after adding $2,800 for the non-controlling interest and deducting $11,700 from loss on discontinued operations was $0.8 million for the three months ended March 31, 2023, as compared to a net loss of $0.4 million, after deducting $4,100 in non-controlling interest and deducting $21,300 loss from discontinued operations, for the three months ended March 31, 2022. As noted above, an increase in operating expenses, reducing margins increased net loss by $0.5 million.

Results of Discontinued Operations for the Three Months Ended March 31, 2023 and 2022

As of March 31, 2023, the Company abandoned its SEM subsidiary. All revenue and expenses of our SEMS subsidiary for 2023 are classified as discontinued operations.

	For the three months ended
	March 31,
	2023	2022

Services revenue	$-	$103,900

Services costs	(6,400)	(101,900)
General and administrative expenses	-	(9,900)
Salaries and related expenses	(4,800)	(12,300)
Other Expense	(500)	(1,100)
Total expenses	(11,700)	(125,200)

Operating income	(11,700)	(21,300)
Income tax benefit	-	-

Total income (loss) from discontinued operations	$(11,700)	$(21,300)

There is no provision for income taxes for both the three months ended March 31, 2023, and 2022, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2023 and 2022.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2023, and 2022 of $0.6 million and $0.4 million, respectively. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of intangible assets. Net loss of $0.4 million for the three months ended March 31, 2022 increased to $0.8 million for the three months ended March 31, 2023. Non-cash adjustments decreased cash uses of $5,600 for the three months ended March 31, 2023, compared to cash uses of $30,300 for the three months ended March 31, 2022.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in inventory used approximately $14,700 in cash in the first three months of 2023, compared to providing $71,300 in the first three months of 2022, b) changes in prepaid expenses and other assets used approximately $73,800 in the first three months of 2023, compared to using $70,000 in the first three months of 2022, c) changes in accounts payable, accrued liabilities, and customer deposits used $72,100 in the first three months of 2023, compared to providing $274,400 in the first three months of 2022, d) changes in contract liabilities used $89,800 in the first three months of 2023, compared to using $2,400 in the first three months of 2022.

Investing activities

Net cash used by investing activities was $28,300 for the three months ended March 31, 2022. There was no cash used in investing activities for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was approximately $0.7 million for the three months ended March 31, 2023, compared with providing $0.3 million for the three months ended March 31, 2022.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $179,000 has been reserved as of March 31, 2023, and December 31, 2022.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2023, and December 31, 2022, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of March 31, 2023.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Acting CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Acting CFO concluded that our internal control over financial reporting was not effective as of March 31, 2023. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of March 31, 2023. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $33,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of March 31, 2023. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $110,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $155,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $28,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $14,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $57,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $29,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of March 31, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $66,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: May 22, 2023	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Ian Smith
Ian Smith
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

