Form 10-Q
period 2023-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2023-11-13
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$49,900	$21,500
Accounts receivable, net of allowance for credit losses of $168,300	390,800	640,500
Inventory	16,400	9,400
Contract assets	17,300	138,700
Prepaid expenses and other current assets	87,100	85,800
Assets held for sale	54,300	217,200
Total Current Assets	615,800	1,113,100

Property and equipment, net	23,900	38,600
Intangible Assets, net	18,600	20,700
Right of use assets	206,500	249,700
Investments	182,200	182,200
Other assets	40,000	40,100

TOTAL ASSETS	$1,087,000	$1,644,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$753,900	$1,044,700
Accrued liabilities	3,564,000	2,953,800
Contract liabilities	656,800	536,000
Deferred revenue	14,600	-
Short term notes	4,248,200	3,518,000
Short term notes and accrued interest - related party	194,200	184,000
Convertible notes	1,605,000	1,605,000
Current portion of long term debt and capital lease obligations	504,400	504,300
Current portion of lease liabilities	70,000	63,100
Liabilities held for sale	54,000	85,500
Total Current Liabilities	11,665,100	10,494,400

Lease liabilities net of current portion	164,400	217,400
Long term debt	1,837,200	1,840,600
Total Liabilities	13,666,700	12,552,400

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable* and outstanding September 30, 2023 and December 31, 2022	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(33,675,300)	(32,005,100)
Total stockholders’ deficit	(10,636,400)	(8,966,200)
Non-controlling interest	(1,943,300)	(1,941,800)
Total Deficit	(12,579,700)	(10,908,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,087,000	$1,644,400

*	Derived from audited information
**	Includes 2,785,000 shares issuable as of September 30, 2023, and December 31, 2022, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$870,300	$1,142,400	$2,154,700	$2,952,100
Solid waste	-	-	-	100,000
Total revenue	870,300	1,142,400	2,154,700	3,052,100

Operating expenses:
Products costs	594,500	876,300	1,578,400	2,232,800
Solid waste costs	-	-	-	14,800
General and administrative expenses	194,400	223,700	852,500	776,000
Salaries and related expenses	312,900	257,400	921,500	916,600
Total operating expenses	1,101,800	1,357,400	3,352,400	3,940,200

Loss from operations	(231,500)	(215,000)	(1,197,700)	(888,100)

Other income (expense):
Interest expense	(222,400)	(197,600)	(654,000)	(575,200)
Gain on debt extinguishment	-	-	-	96,600
Other income (expense)	-	100	20,100	77,500
Total non-operating expense, net	(222,400)	(197,500)	(633,900)	(401,100)

Loss from continuing operations	(453,900)	(412,500)	(1,831,600)	(1,289,200)

Income (loss) from discontinued operations, net of tax	(400)	(197,800)	159,900	(253,100)

Net Loss	(454,300)	(610,300)	(1,671,700)	(1,542,300)

Less: Net income (loss) attributable to non-controlling interest	(2,200)	(10,800)	(1,500)	(33,000)

Net Loss attributable to SEER common stockholders	$(452,100)	$(599,500)	$(1,670,200)	$(1,509,300)
Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Income from discontinued operations, per share	(0.00)	(0.00)	0.00	(0.00)
Net Loss per share, basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.01)	(0.01)	(0.03)	(0.02)
Income from discontinued operations, per share	(0.00)	(0.00)	0.00	(0.00)
Net Loss per share, basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding – basic	65,088,575	65,088,575	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,088,575	65,088,575	65,088,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

Net income (loss)	-	-	-	-	-	-	-	(779,400)	2,800	(776,600)

Balances at March 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,784,500)	(1,939,000)	(11,684,600)

Net income (loss)	-	-	-	-	-	-	-	(438,700)	(2,100)	(440,800)

Balances at June 30, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(33,223,200)	(1,941,100)	(12,125,400)

Net income (loss)	-	-	-	-	-	-	-	(452,100)	(2,200)	(454,300)

Balances at September 30, 2023	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(33,675,300)	$(1,943,300)	$(12,579,700)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2021	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(29,364,800)	$(1,870,600)	$(8,196,500)

Net income (loss)	-	-	-	-	-	-	-	(386,600)	(4,100)	(390,700)

Balances at March 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(29,751,400)	(1,874,700)	(8,587,200)

Net income (loss)	-	-	-	-	-	-	-	(523,100)	(18,200)	(541,300)

Balances at June 30, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(30,274,500)	(1,892,900)	(9,128,500)

Net income (loss)	-	-	-	-	-	-	-	(599,500)	(10,800)	(610,300)

Balances at September 30, 2022	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(30,874,000)	$(1,903,700)	$(9,738,800)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(1,831,600)	$(1,289,200)
Loss from discontinued operations	159,900	(253,100)
Net Loss	(1,671,700)	(1,542,300)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,800	76,600
Gain on sale of assets held for sale	(175,600)	-
Gain on debt distinguishment	-	(96,600)
Bad debt	(10,900)	19,800
Changes in operating assets and liabilities:
Accounts receivable	260,600	(351,100)
Contract assets	121,400	(72,800)
Inventory	(7,000)	179,400
Prepaid expenses and other assets	93,200	29,800
Accounts payable, accrued liabilities, and customer deposits	350,300	893,900
Contract liabilities	120,800	(5,500)
Deferred revenue	14,600	9,700
Assets and Liabilities held for sale	(31,500)	-

Net cash used in operating activities	(919,000)	(859,100)
Cash flows from investing activities:
Purchase of property and equipment	-	(31,800)
Proceeds from the sale of assets held for sale	338,500	-
Net cash (used) provided by investing activities	338,500	(31,800)
Cash flows from financing activities:
Payments of notes and capital lease obligations	(241,100)	(71,800)
Proceeds from short-term and long-term debt	850,000	919,300

Net cash provided by financing activities	608,900	847,500
Effect of exchange rate changes on cash	-
Net increase (decrease) in cash	28,400	(43,400)
Cash at the beginning of period	21,500	188,800
Cash at the end of period	$49,900	$145,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,500	$34,600
Investment in PSMW	$-	$182,200
Financing of prepaid insurance premiums	$51,100	$36,800
Non-cash repayment of debt	$-	$50,800
Non-cash repayment of debt - PPP Loan	$-	$96,600
Non-cash payment of interest	$-	$15,400

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $33.7 million as of September 30, 2023, and $32.0 million as of December 31, 2022. For the nine months ended September 30, 2023, the Company incurred a net loss of approximately $1.7 million and for the nine months ended September 30, 2022, the Company incurred a net loss of approximately $1.5 million. The Company had a working capital deficit of approximately $11.0 million as of September 30, 2023, and a working capital deficit of $9.4 million as of December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of September 30, 2023, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the nine months ended September 30, 2023, the Company raised approximately $0.9 million from the issuance of short-term and long-term debt, for a net cash provided by financing activities of approximately $0.6 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing SEM, a line of business with historically insufficient margins. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the nine months ended September 30, 2023, and 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	September 30, 2023	December 31, 2022
	(unaudited)
Finished goods	$16,400	$9,400

	$16,400	$9,400

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the nine months ended September 30, 2023, and 2022 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of September 30, 2023, and 2022. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2022. The tax periods for the years ending December 31, 2020, through 2022 are open to examination by federal and state authorities.

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

Products revenue also includes media sales which are recognized as the product is shipped to the customer for use.

Disaggregation of Revenue (Unaudited)

	Three months ended September 30, 2023
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$673,100	$-	$673,100
Media sales	197,200	-	197,200
Total Revenue	$870,300	$-	$870,300

	Three months ended September 30, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	904,300	-	904,300
Media sales	238,100	-	238,100
Management fees	-	-	-
Total Revenue	$1,142,400	$-	$1,142,400

	Nine months ended September 30, 2023
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$1,536,000	$-	$1,536,000
Media sales	618,700	-	618,700
Total Revenue	$2,154,700	$-	$2,154,700

	Nine months ended September 30, 2022
	Environmental Solutions	Solid Waste	Total
Sources of Revenue
Product sales	$2,310,700	-	$2,310,700
Media sales	641,400	-	641,400
Management fees	-	100,000	100,000
Total Revenue	$2,952,100	$100,000	$3,052,100

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable,	Contract	Contract	Deferred Revenue	Deferred Revenue
	net	Assets	Liabilities	(current)	(non-current)
Balance as of September 30, 2023 (unaudited)	$390,800	$17,300	$656,800	$14,600	$-

Balance as of December 31, 2022	640,500	138,700	536,000	-	-

Increase (decrease)	$(249,700)	$(121,400)	$120,800	$14,600	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.0 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Field and shop equipment	$452,900	$395,000
Vehicles	72,500	72,500
Waste destruction equipment, placed in service	-	-
Furniture and office equipment	293,400	333,800
Leasehold improvements	36,200	36,200
Building and improvements	-	-
Land	-	-
	855,000	837,500
Less: accumulated depreciation and amortization	(831,100)	(798,900)
Property and equipment, net	$23,900	$38,600

Classified as assets held for sale	54,300	217,200

	$78,200	$255,800

Depreciation expense for the three months ended September 30, 2023, and 2022 was $4,900 and $13,100, respectively. For the three months ended September 30, 2023, and 2022, depreciation expense included in cost of goods sold was $4,900 and $12,100, respectively. For the three months ended September 30, 2023, and 2022, depreciation expense included in selling, general and administrative expenses was $0 and $1,000, respectively.

Depreciation expense for the nine months ended September 30, 2023, and 2022 was $14,700 and $61,100, respectively. For the nine months ended September 30, 2023, and 2022, depreciation expense included in cost of goods sold was $14,700 and $50,300, respectively. For the nine months ended September 30, 2023, and 2022, depreciation expense included in selling, general and administrative expenses was $0 and $10,800, respectively.

NOTE 5 – INTANGIBLE ASSETS

	September 30, 2023
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Goodwill	$-	$-	$-	$-
Customer list	42,500	(42,500)	-	-
Technology	684,000	(665,400)	-	18,600
Trade name	54,900	(54,900)	-	-
	$781,400	$(762,800)	$-	$18,600

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$277,800	$-	$(277,800)	$-
Customer list	42,500	(42,500)	-	-
Technology	875,900	(813,300)	(41,900)	20,700
Trade name	54,900	(54,900)	-	-
	$1,251,100	$(910,700)	$(319,700)	$20,700

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $700 and $4,400 for the three months ended September 30, 2023, and 2022, respectively. Amortization expense was $2,100 and $15,500 for the nine months ended September 30, 2023, and 2022, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s September 30, 2023, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s September 30, 2023, Consolidated Balance Sheets. As of September 30, 2023, total right-of-use assets and operating lease liabilities were approximately $206,500 and $234,400, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the nine months ended September 30, 2023, the Company recognized approximately $62,700 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (unaudited):

	For the Nine Months Ended September 30,
	2023	2022

Cash paid for operating lease liabilities	$123,500	$63,000
Weighted-average remaining lease term	35 months	50 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of September 30, 2023 were as follows:

2023	$90,300
2024	92,900
2025	87,600
2026	-
2027	-
Thereafter	-
270,800
Less imputed interest	(36,400)
Total lease liabilities	234,400

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Accrued compensation and related taxes	$97,300	$81,900
Accrued interest	3,182,700	2,562,300
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	65,300	57,000
Other	68,700	102,600
Total Accrued Liabilities	$3,564,000	$2,953,800

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
Revenue recognized	$621,900	$440,200
Less: billings to date	(604,600)	(301,500)

Contract assets	17,300	138,700

Billings to date	1,807,900	2,849,400
Revenue recognized	(1,151,100)	(2,313,400)

Contract liabilities	$656,800	$536,000

NOTE 9 – INVESTMENTS

Paragon Waste Solutions LLC

Since its inception through September 30, 2023, the Company has provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

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

On June 30, 2023, the Company exchanged its interest in PSMW in exchange for a 2% interest in Amlon Holdings when PSWM was acquired by Amlon Holdings.

NOTE 10 – DEBT

Debt as of September 30, 2023 (Unaudited), and December 31, 2022, was comprised of the following:

	Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt		Total

Balance December 31, 2022	$3,518,000		$1,605,000	$504,300	$1,840,600		$7,467,900
Increase in borrowing	901,100	(1)	-	-	-		901,100
Principal reductions	(170,900)		-	(3,300)	-		(174,200)
Long term debt to current	-		-	3,400	(3,400)		-
Amortization of debt discount	-		-	-	-		-
Balance September 30, 2023	$4,248,200	(2)	$1,605,000	$504,400	$1,837,200	(3)	$8,194,800

(1)	A) Secured note payable of $350,000, secured by certain real estate and equity, dated January 20, 2023, interest at an annual rate of 8.0% simple interest and matures on October 18, 2023. For the nine months ended September 30, 2023, the Company recorded interest expense of $19,400. There was $19,400 accrued and unpaid interest as of September 30, 2023. B) A secured note payable of $300,000, secured by real estate and equity in subsidiaries dated March 10, 2023, interest at an annual rate of 8% simple interest and matures on December 10, 2023. For the nine months ended September 30, 2023, the Company recorded interest expense of $13,400. There was $13,400 accrued and unpaid interest as of September 30, 2023. C) A secured note payable of $200,000, secured by real estate and equity in subsidiaries dated May 16, 2023, interest at an annual rate of 8% simple interest and matures on December 10, 2023. For the nine months ended September 30, 2023, the Company recorded interest expense of $5,800. There was $5,800 accrued and unpaid interest as of September 30, 2023.
(2)	The balance consists of $3,795,000 of secured notes, and $453,200 unsecured notes payable.
(3)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest due to certain related parties are as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
Short term notes	$125,000	$125,000
Accrued interest	69,200	59,000
Total short-term notes and accrued interest - Related parties	$194,200	$184,000

NOTE 12 – EQUITY TRANSACTIONS

2023 Common Stock Transactions

During the nine months ended September 30, 2023, no new equity transactions have occurred.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

The Company had sales from operations to three customers, for both the nine months ended September 30, 2023, and 2022 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 38% and 36% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For nine months ended September 30, 2023, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	For the Nine Months Ended September 30,
	2023	2022
Warrants	-	200,000
Options	1,000,000	1,590,000
Convertible notes payable, including accrued interest	3,443,000	3,170,700
	4,443,000	4,960,700

NOTE 15 – DISCONTINUED SEM OPERATIONS

On January 1, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue operations of the Company’s wholly owned subsidiary, SEM, LLC. For the unaudited three and nine months ended September 30, 2023 and 2022, all operations from SEMS have been reported as discontinued operations.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Property and equipment, net	$54,300	217,200
Total Assets held for sale	$54,300	$217,200

LIABILITIES
Accounts payable	$29,800	40,900
Accrued liabilities	10,000	10,000
Current portion of long-term debt	14,200	34,600
Total current liabilities	54,000	85,500

Total liabilities held for sale	$54,000	$85,500

Major classes of line items constituting pretax income on discontinued operations:

	For the Nine Months ended
	September 30,
	2023	2022

Services revenue	$-	$120,400

Services costs	-	(275,100)
General and administrative expenses	(14,700)	(56,800)
Salaries and related expenses	-	(38,400)
Other income (expense)	174,600	(3,200)
Total income (expense)	159,900	(373,500)

Operating income (loss)	159,900	(253,100)
Income tax benefit	-	-

Total income (loss) from discontinued operations	$159,900	$(253,100)

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our current reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the (unaudited) three and nine months ended September 30, 2023 and 2022 is as follows:

Three Months ended September 30,

2023	Environmental	Solid
	Solutions (1)	Waste	Corporate	Total

Revenue	$870,300	$-	$-	$870,300
Depreciation and amortization (1)	5,600	-	-	5,600
Interest expense	400	-	222,100	222,500
Net income (loss) attributable to SEER common stockholders	66,800	(1,700)	(518,700)	(453,600)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$554,800	$-	$532,200	$1,087,000

2022	Environmental	Solid
	Solutions (1)	Waste	Corporate	Total

Revenue	$1,142,400	$-	$-	$1,142,400
Depreciation and amortization (1)	16,600	-	1,000	17,600
Interest expense	600	-	197,000	197,600
Net income (loss) attributable to SEER common stockholders	(103,600)	(19,500)	(476,500)	(599,600)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets (1)	$1,732,500	$299,000	$312,400	$2,343,900

Nine Months Ended September 30,

2023	Environmental	Solid
	Solutions (1)	Waste	Corporate	Total

Revenue	$2,154,700	$-	$-	$2,154,700
Depreciation and amortization (1)	16,800	-	-	16,800
Interest expense	700	-	653,300	654,000
Net income (loss) attributable to SEER common stockholders	(55,700)	6,800	(1,621,300)	(1,670,200)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$554,800	$-	$532,200	$1,087,000

2022	Environmental	Solid
	Solutions (1)	Waste	Corporate	Total

Revenue	$2,952,100	$100,000	$-	$3,052,100
Depreciation and amortization (1)	48,800	17,000	10,800	76,600
Interest expense	3,100	4,100	568,000	575,200
Net income (loss) attributable to SEER common stockholders	(22,800)	(61,300)	(1,425,200)	(1,509,300)
Capital expenditures (cash and noncash)	31,800	-	-	31,800
Total assets (1)	$1,732,500	$299,000	$312,400	$2,343,900

(1)	Segment information excludes the results of SEM, which was discontinued January 1, 2023, except net income (loss), of which SEM is categorized as discontinued operations. (See Note 15)

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

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the original purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations. As of January 1, 2023, the operations of SEM were discontinued. Results for the nine months ended September 30, 2023 and 2022 are included in discontinued operations. The entity remains active and the Company anticipates for the entity to be used to form a joint venture to manufacture licensed biochar products and/or process and repurpose windmill blades. As of the filing date of this report, there is no definitive agreement for a joint venture or other arrangement, and no assurance can be given that any arrangement will be entered into on favorable terms or at all. The initial facility is currently targeted for Texas. As of the filing date of this report, there is no definitive agreement for a joint venture or other arrangement, and no assurance can be given that any arrangement will be entered into on favorable terms or at all.

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

ReaCH4BioGas (“Reach” or “Benefuels”) (trade name for Benefuels, LLC): (formed February 2013) owned 85% by SEER. Reach develops renewable natural gas projects that convert raw biogas into pipeline quality gas and/or Renewable, “RNG”, for fleet vehicles. Reach has had minimal operations as of September 30, 2023.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to startup of operations, and an increasing sales effort. Revenue and expenses of PelleChar were not material for the nine months ended September 30, 2023.

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

Eco SEER Saudi: On December 17, 2022, SEER and Eco Tadweer (“ET”), a business entity incorporated in the Kingdom of Saudi Arabia (“KSA”) entered into a joint venture with SEER owning a minority, non-controlling 49% interest in the joint venture. The purpose of the joint venture is to market and monetize SEER’s technologies in and around the KSA. While SEER is entitled to appoint one of three managers, ET is responsible for funding, operation and management of the joint venture. Eco SEER has had minimal operations as of September 30, 2023.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $33.7 million as of September 30, 2023, and $32.0 million as of December 31, 2022. For the nine months ended September 30, 2023, the Company incurred a net loss of approximately $1.7 million and for the nine months ended September 30, 2022, the Company incurred a net loss of approximately $1.5 million. The Company had a working capital deficit of approximately $11.0 million as of September 30, 2023, and a working capital deficit of $9.4 million as of December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of September 30, 2023, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the nine months ended September 30, 2023, the Company raised approximately $0.9 million from the issuance of short-term and long-term debt, for a net cash provided by financing activities of approximately $0.6 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing SEM, a line of business with historically insufficient margins. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended September 30, 2023, and 2022

Total revenues were $0.9 million and $1.1 million for the three months ended September 30, 2023, and 2022, respectively. The decrease of approximately $0.2 million or 18% in revenues comparing the three months ended September 30, 2023, to the three months ended September 30, 2022, is attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment. Our product percent-complete contract revenue decreased due to several material projects being postponed due to site preparation delays, and capital constraints of the Company.

Operating expenses, which include cost of products, cost of solid waste, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.1 million for the three months ended September 30, 2023 and approximately $1.4 million for the three months ended September 30, 2022. Product costs decreased $0.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to above mentioned percent-complete project delays.

Total other income and expense was a net expense of approximately $0.2 million for both the three months ended September 30, 2023 and 2022. The majority of other income and expense is interest expense, with was consistent at $0.2 million for both the three months ended September 30, 2023 and 2022.

There is no provision for income taxes for both the three months ended September 30, 2023, and 2022, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2023, and 2022.

Loss from continuing operations was approximately $0.5 million and $0.4 million, for the three months ended September 30, 2023 and 2022, respectively. The net loss attributable to SEER after deducting $2,200 for the non-controlling interest and deducting $400 of loss from discontinued operations was approximately $0.4 million for the three months ended September 30, 2023, as compared to a net loss of approximately $0.6 million, after adding $10,800 in non-controlling interest and deducting $0.2 million loss from discontinued operations, for the three months ended September 30, 2022. As noted above, a reduction of loss from discontinued operations, partially offset by a decrease in revenue, decreased net loss by $0.2 million.

Results of Operations for the Nine Months Ended September 30, 2023, and 2022

Total revenues were approximately $2.2 million and $3.1 million for the nine months ended September 30, 2023, and 2022, respectively. The decrease of approximately $0.9 million or 29% in revenues comparing the nine months ended September 30, 2023, to the nine months ended September 30, 2022, is attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, and our solid waste segment. Our product percent-complete contract revenue decreased due to several material projects being postponed due to site preparation delays and capital constraints of the Company. Our solid waste segment also decreased $0.1 million, as we no longer collect a management fee from our PWS subsidiary.

Operating expenses, which include cost of products, cost of solid waste, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $3.4 million for the nine months ended September 30, 2023 and approximately $3.9 million for the nine months ended September 30, 2022. Product costs decreased approximately $0.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due to above mentioned percent-complete project delays, offset partially by an increase in general and administrative expenses by $0.1 million, due to an increase in accounting and professional fees related to an increased auditing fees.

Total other income and expense was a net expense of approximately $0.6 million for the nine months ended September 30, 2023, compared to $0.4 million for the nine months ended September 30, 2022. The majority of other income and expense is interest expense, with increased approximately $0.1 million for the nine months ended September 30, 2023 due to higher average debt outstanding. The prior year period also included a $0.1 million gain on debt extinguishment from the forgiveness of the Company’s PPP Loans from the US Treasury.

There is no provision for income taxes for both the nine months ended September 30, 2023, and 2022, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2023, and 2022.

Loss from continuing operations was approximately $1.8 million and $1.3 million, for the nine months ended September 30, 2023 and 2022, respectively. The net income attributable to SEER after deducting $1,500 for the non-controlling interest and $0.2 million gain from discontinued operations was approximately $1.7 million for the nine months ended September 30, 2023, as compared to a net loss of $1.5 million, after adding $33,000 in non-controlling interest and deducting $0.3 million loss from discontinued operations, for the nine months ended September 30, 2022. As noted above, current year’s income from discontinued operations, partially offset by prior years gain on debt distinguishment, increased net loss by $0.2 million.

Results of Discontinued Operations for the Nine Months Ended September 30, 2023 and 2022

As of January 1, 2023, the Company abandoned its SEM subsidiary. All revenue and expenses of our SEMS subsidiary for 2023 are classified as discontinued operations.

	For the Nine Months ended
	September 30,
	2023	2022

Services revenue	$-	$120,400

Services costs	-	(275,100)
General and administrative expenses	(14,700)	(56,800)
Salaries and related expenses	-	(38,400)
Other income (expense)	174,600	(3,200)
Total income (expense)	159,900	(373,500)

Operating income (loss)	159,900	(253,100)
Income tax benefit	-	-

Total income (loss) from discontinued operations	$159,900	$(253,100)

There is no provision for income taxes for both the nine months ended September 30, 2023, and 2022, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2023 and 2022.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for both the nine months ended September 30, 2023, and 2022 of $0.9 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of intangible assets, and gain on the sale of fixed assets. Net loss of $1.5 million for the nine months ended September 30, 2022 increased to $1.7 million for the nine months ended September 30, 2023. Non-cash adjustments increased cash uses of $0.2 million for the nine months ended September 30, 2023, compared to cash uses of $200 for the nine months ended September 30, 2022.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include:

a)	changes in accounts receivable provided $0.3 million in the first nine months of 2023, compared to using $0.4 million in the first nine months of 2022,
b)	changes in contract assets provided $0.1 million in the first nine months of 2023, compared to using $0.1 million in the first nine months of 2022,
c)	changes in contract liabilities provided $0.1 million in the first nine months of 2023, compared to using $5,500 in the first nine months of 2022,
d)	changes in prepaid expenses and other assets provided $0.1 million in the first nine months of 2023, compared to using $29,800 in the first nine months of 2022,
e)	changes in accounts payable, accrued liabilities, and customer deposits provided $0.4 million in the first nine months of 2023, compared to providing $0.9 million in the first nine months of 2022, and
f)	changes in inventory used $7,000 in the first nine months of 2023, compared to providing $0.2 million in the first nine months of 2022.

Investing activities

Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2023, compared to a use of $31,800 for the nine months ended September 30, 2022. The Company sold fixed assets during the current year and collected $0.3 million.

Financing Activities

Net cash provided by financing activities was approximately $0.6 million for the nine months ended September 30, 2023, compared with providing $0.8 million for the nine months ended September 30, 2022. The Company’s financing activities for both periods consist of new borrowing, net of any principal payments made during the period.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $168,300 and $179,000 has been reserved as of September 30, 2023, and December 31, 2022, respectively.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the food, beverage, and agricultural space, as well as water treatment and landfill industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2023, and December 31, 2022, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of September 30, 2023.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of June 30, 2023. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of September 30, 2023. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing. Unpaid interest is approximately $30,000 as of the date of this report.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $51,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of September 30, 2023. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $178,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $256,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $49,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $24,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $106,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $56,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $129,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured short-term note issued on August 15, 2022, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $56,200 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on July 20, 2022, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $9,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured long-term note issued on July 13, 2018, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 20% per annum, which is a total of approximately $521,700 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $350,000 secured short-term note issued on January 20, 2023, was past due as of September 30, 2023. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $19,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: November 13, 2023	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

