Form 10-K
period 2023-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2024-04-16
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter; 61,482,260 shares of common stock held by non-affiliates with an aggregate market value of $6,148,226, based upon a closing price of $0.10 per share.

As of April 15, 2024, there were 65,088,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2023

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

ITEM 1. BUSINESS

Overview

Strategic Environmental & Energy Resources, Inc. (“the Company” or “SEER”) was originally organized under the laws of the State of Nevada on February 13, 2002, for the purpose of acquiring one or more businesses under the name of Satellite Organizing Solutions, Inc. (“SOZG”). In January 2008, SOZG changed its name to Strategic Environmental & Energy Resources, Inc. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost-effective, and profitable solutions in the environmental, waste management, and renewable energy industries. SEER currently operates four companies with its headquarters in Broomfield, Colorado. Through its operating companies, SEER provides environmental products and solutions throughout North America and is aggressively pursuing international markets for its technologies and products. SEER’s operating companies are discussed in more detail below.

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well-established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste management/treatment, emissions capture and conditioning, and environmental soil amendments and organic The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 25-plus-year service experience to place these innovations and solutions into the growing markets of renewable biogas, emission capture and control, renewable “green gas” capture and sale, organic soil amendments and fertilizers, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides synergistic services, technologies and products.

Operating Entities/Subsidiaries

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

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned subsidiary established as a materials technology business with the purpose of developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from, landfill, wastewater treatment operations and agricultural digester operations. SEM’s operations were discontinued during the year ended December 31, 2023.

Majority owned

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is an operating company that has developed a patented waste destruction technology using a pyrolytic heating process combined with “non-thermal plasma” assisted oxidation. This technique involves gasification of solid waste by heating the waste in a low-oxygen environment, followed by complete oxidation at higher temperatures in the presence of plasma. This technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., medical waste) thereby eliminating the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). In 2023 SEER sold its North American patent rights in a stock transaction and now holds a small, minority interest in Amlon Holdings. SEER continues to have the rights to develop the technology internationally and continues to promote and market the CoronaLux technology in international markets.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to promoting both domestic and international sales. Revenue and expenses of PelleChar were not material for the year ended December 31, 2023.

Joint Ventures

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

Segment Information

The Company currently has identified two segments as follows:

		% of Annual Revenues
		2023	2022
MV, SEM, PelleChar	Environmental Solutions	100%	98%
PWS	Solid Waste	-%	2%

The Eco SEER Saudi Joint Venture is not currently operating but when operations commence it will be part of the Environmental Solutions segment. Having been sold, the Paragon Southwest Joint Venture is not currently operating. Any revenue generated from PWS’s international marketing efforts will be part of the Solid Waste segment.

As of December 31, 2023, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $289,100. As of December 31, 2022, we had four customers who comprised 10% or more of our accounts receivable and had a balance of approximately $461,700. See Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $34.4 million as of December 31, 2023, and for the year ended December 31, 2023, we incurred a net loss, from continuing operations of approximately $2.5 million. As of December 31, 2023, our current liabilities exceeded our current assets by approximately $11.6 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Industry

With its diverse services, technologies, and environmental solution offerings, SEER participates in the worldwide markets of environmental compliance, renewable energy, gaseous and solid waste minimization/management, and organic fertilizers and soil amendments. There are ever-increasing emissions and solid waste regulations, as well as statutory programs at the local, state, federal and international levels that create and mandate the need for renewable energies and waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $0 on R&D for the years ended December 31, 2023, and 2022. As the Company brings its organic fertilizer products, Pellechar10™ and Pellechar30™, to market, it plans to allocate a small R&D budget in fiscal years 2023 and 2024, anticipated to be less than $100,000.

Employees

As of December 31, 2023, we employed 12 non-union hourly and salaried employees, 1 of which was part-time. Our business has some seasonality that requires us to use day laborers.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since inception and have an accumulated deficit of approximately $34.4 million as of December 31, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to develop profitable operations. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently have a substantial amount of outstanding indebtedness. As of December 31, 2023, we had an accumulated deficit of approximately $34.4. million, with total current assets and liabilities of approximately $0.6 million and $12.2 million respectively. Included in the liabilities are approximately $4.2 million of short-term notes, $125,000 of short-term notes to a related party and approximately $1.6 million of convertible notes.

There can be no assurance that we will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. As of December 31, 2023, we have cash and cash equivalent assets of $57,900. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

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

We continue to incur losses in operations. We have experienced recurring losses and have accumulated a deficit of approximately $34.4 million as of December 31, 2023. For the year ended December 31, 2023, we had a net loss from continuing operations of approximately $2.5 million. We had a working capital deficit of approximately $11.6 million as of December 31, 2023. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. It may be necessary for us to rely on external financing to supplement working capital to meet our liquidity needs in the fiscal years ended 2024 and 2025. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2023 revenues.

As of December 31, 2023, we had two customers with sales in excess of 10% of our revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. These customers may pressure us to reduce the prices we charge for our products and services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If either of our two largest customers terminates our arrangements, such termination would negatively affect our revenues and results of operations.

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

Our board of directors has the authority to issue up to 70,000,000 shares of our common stock. As of March 29, 2024, there were 65,088,575 shares of our common stock issued and outstanding and an additional 3,292,400 shares of common stock issuable upon conversion of outstanding convertible promissory notes. As interest accrues on the notes and the interest and principal under those notes remain unpaid, the number of shares issuable upon conversion of the notes continues to increase. If the number of shares of common stock issuable upon conversion of the notes exceeds the number of authorized shares of common stock, we could be in default under those notes, and the holders of the notes could declare a default and accelerate the indebtedness under those notes, which we do not have the cash to repay as of the filing of this report. As a result, our inability to maintain an adequate number of authorized but unissued shares of our common stock to issue upon conversion of our convertible instruments could result in defaults on our indebtedness, impair our ability to raise capital through the issuance of equity securities or debt securities convertible into our common stock, and have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on our management and third-party service providers to assess, identify, and manage material risks from cybersecurity threats. Our cybersecurity function is integrated within our broader risk management function that identifies, monitors, and mitigates strategic, operational, financial, and legal risks.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems. These include password requirements, onboarding and termination processes, and other access controls. We also use third-party service providers to assist in assessing our controls and security systems that identify and prevent malicious activity or unauthorized access on an ongoing basis such as firewalls and email security, among others.

To operate our business, we utilize certain third-party service providers to perform a significant portion of our critical functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. We currently do not have any formal processes to oversee or identify cybersecurity risks associated with third-party service providers but our management generally evaluates such risks.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Governance

Our board of directors considers cybersecurity risk as part of its enterprise risk management oversight function. Our management team is responsible for assessing and managing risks from cybersecurity threats. Because of the small size of our company, we do not have personnel dedicated to information technology and cybersecurity matters.

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

Quarter Ended	High	Low
December 31, 2023	$0.07	$0.03
September 30, 2023	$0.19	$0.05
June 30, 2023	$0.29	$0.13
March 31, 2023	$0.30	$0.06
December 31, 2022	$0.11	$0.05
September 30, 2022	$0.32	$0.07
June 30, 2022	$0.10	$0.05
March 31, 2022	$0.18	$0.05

Stockholders

As of March 29, 2024, there were approximately 81 recordholders holding 65,088,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

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

Overview

SEER was formed as a publicly traded company in early 2008 through a reverse merger. SEER is dedicated to assembling complementary service and environmental, clean-technology businesses that provide safe, innovative, cost effective, and profitable solutions in the oil & gas, environmental, waste management and renewable energy industries. SEER currently operates four companies with its headquarters in Broomfield, Colorado. Through its operating companies, SEER provides environmental products and solutions throughout North America. SEER’s operating companies are discussed in more detail below. The Company also has non-controlling interests in joint ventures, some of which have no or minimal operations.

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well-established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste management/treatment, emissions capture and conditioning, and environmental soil amendments and organic The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 25 plus-year service experience to place these innovations and solutions into the growing markets of renewable biogas, emission capture and control, renewable “green gas” capture and sale, organic soil amendments and fertilizers, as well as general solid waste and medical/pharmaceutical waste destruction. Many of SEER’s current operating companies share customer bases and each provides synergistic services, technologies and products.

Financial Condition

As of December 31, 2023, we had approximately $11.6 million in negative working capital, which represents a decrease of approximately $2.2 million from $9.4 million in negative working capital as of December 31, 2022. The primary reason for that working capital deficit increase from December 31, 2022 to December 31, 2023, is due a decrease in accounts receivable, and contract assets, and an increase in accrued liabilities and short term borrowings.

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $34.4 million as of December 31, 2023, and $32.0 million as of December 31, 2022. For the years ended December 31, 2023 and 2022, respectively, the Company incurred net losses of approximately $2.4 million and $2.7 million.

Realization of a major portion of our assets as of December 31, 2023, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2023, and 2022

Total revenues were $2.9 million and $4.0 million for the years ended December 31, 2023, and 2022, respectively. The decrease of approximately $1.1 million or 28% in revenues comparing the year ended December 31, 2023, to the year ended December 31, 2022, is primarily attributable to the decreases in revenues from our products segment revenue, which includes our environmental solutions segment, which decreased from $3.9 million for the year ended December 31, 2022, to $2.9 million for the year ended December 31, 2023, an decrease of approximately $1.0 million or approximately 26%. Our product percent-complete contract revenue decreased due to several material projects being postponed due to site preparation delays and capital constraints of the Company. Media sales have also decreased, as the Company’s capital constraints have slowed our ability to produce media, and fill orders. Our solid waste segment also decreased $0.1 million, as we no longer collect a management fee from our PWS subsidiary.

Operating expenses, which include cost of products, cost of solid waste and general and administrative (G&A) expenses, salaries and related expenses, and impairment were approximately $4.6 million and $5.4 million for the years ended December 31, 2023, and 2022. Product costs decreased approximately $1.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due to above mentioned percent-complete project delays. General and administrative expenses decreased by $0.1 million, due to an decrease in accounting and professional fees related to decreased auditing prep fees.

During the year ended December 31, 2023, the Company incurred impairment losses of $0.2 million, compared to impairment losses of $0 for the year ended December 31, 2022, as the impairment losses incurred in fiscal year 2022 are reported in discontinued operations.

Total non-operating income or expense, net was $0.9 million of other expense for the year ended December 31, 2023, compared to $0.6 million of other income for the year ended December 31, 2022. During the year ended December 31, 2023, the Company incurred interest expense of $0.9 million, compared to $0.8 million for the year ended December 31, 2022. The Company also recognized a gain on debt extinguishment of $0.1 million during the year ended December 31, 2022, which was $0 for the year ended December 31, 2023.

There is no provision for income taxes for both the years ended December 31, 2023, and 2022, due to our net operating loss carryforward for both periods and we continue to maintain full valuation allowances covering our net deferred tax benefits as of December 31, 2023, and 2022.

Net loss, before discontinued operations and non-controlling interest, for the year ended December 31, 2023, was $2.5 million compared to $2.0 million for the year ended December 31, 2022. The net loss attributable to SEER after deducting $7,700 for the non-controlling interest and adding a gain from discontinued operations of $0.2 million was $2.4 million for the year ended December 31, 2023, as compared to net income attributable to SEER after deducting $71,200 for the non-controlling interest and deducting a loss from discontinued operations of $0.7 million was $2.6 million for the year ended December 31, 2022.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Years ended
	December 31,
	2023	2022

Operating activities	$(937,500)	$(1,024,000)
Investing activities	323,600	(8,300)
Financing activities	$650,300	$865,000

Operating Activities

Net cash used in operating activities during the year ended December 31, 2023, was $0.9 million compared to $1.0 million during the year ended December 31, 2022. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, gain/loss on sale off fixed assets, including assets held for sale, impairment loss, gain on debt extinguishment, and bad debt expense/recovery. In 2023, net non-cash adjustments totaled approximately ($0.1) million and in 2022, net non-cash adjustments totaled $0.4 million. 2023 non-cash adjustments included $0.2 million related to impairment loss, gain on assets held for sale of approximately ($0.2), and $0.1 million related to bad debt adjustment.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in accounts receivable provided $0.5 million in cash in 2023, compared to cash used of $0.3 million in 2022, a net increase in cash used of $0.8 million, b) changes in contract liabilities provided $0.3 million in cash in 2023, compared to providing $10,100 in 2022, a net increase in cash provided of $0.3 million, c) changes in contract assets provided $0.1 million in 2023, compared to using $0.1 million in 2022, a net increase in cash provided of $0.2 million, d) accounts payable, accrued liabilities, and customer deposits provided $0.7 million in 2023, compared to providing $1.4 million in 2022, a net decrease in cash provided of $0.7 million, d) inventory used $7,400 in 2023, compared to providing $0.2 million in 2022, a net decrease in cash provided of $0.2 million.

Investing activities

Net cash used by investing activities is primarily attributable to the purchase of property and equipment, and proceeds from the sale of assets. Our net cash flow provided by investing activities was $0.3 million for the year ended December 31, 2023 and used $8,300 for the year ended December 31, 2022. During 2023, we had proceeds of $0.3 million from the sale of assets held for sale.

Financing Activities

Net cash provided by financing activities was approximately $0.7 million for 2023 and approximately $0.9 million for 2022. Proceeds from the issuance of short-term and long-term debt, was $0.9 million and $1.0 million in 2023 and 2022, respectively. Payments on notes payable was $0.2 million in 2023 and $0.1 million in 2022.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $24,200 and $179,000 had been reserved as of December 31, 2023, and 2022, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the oil production and refining, rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2023, and 2022, we do not believe that we have significant credit risk.

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

In 2022, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. An impairment loss was charged to goodwill in the amount of $277,800 for the year ended December 31, 2022. This impairment loss is included in discontinued operations in this report for fiscal year 2022. An impairment loss was charged to investments in the amount of $182,200 for the year ended December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2023, our internal control over financial reporting were not effective, and material weaknesses over financial reporting were identified. Material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were:

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

We are working to remediate the material weaknesses. We cannot be sure when we will successfully remediate the material weaknesses or whether compensating controls will be effective in preventing or detecting material errors. The remediation may require substantial time and resources to successfully implement. We may be unable to remediate these weaknesses until we have received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. These material weaknesses could cause creditors, customers, investors, regulators, strategic alliances and others to lose confidence in the effectiveness of our internal controls and the accuracy of our financial statements and other information, all of which could have a material adverse impact on our business, results of operations and financial condition.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors as of March 29, 2024.

Name	Age	Position
J. John Combs III	65	President, Chief Executive Officer, Director, Chairman of the Board, Secretary
Christopher H. Dieterich	76	Director
Scott Yenzer	57	Director
Clark Knopik	53	Interim Chief Financial Officer

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

Clark Knopik, Interim Chief Financial Officer. Mr. Knopik joined the Company in June 2023 as a consultant in the role of Interim Chief Financial Officer. In addition, Mr. Knopik previously performed that role from August 2019 to November 2022. Mr. Knopik served as Senior Manager, SEC Reporting and Technical Accounting for Bumble from September 2022 through May of 2023. Mr. Knopik is a consulting Chief Financial Officer and provides CFO services to businesses primarily in oil and gas, and related services, bio-pharma services, and technology markets, including hardware, software, and IP. Mr. Knopik has extensive experience with positions in accounting, finance, Securities and Exchange Commission (SEC) financial reporting, Sarbanes Oxley (SOX) compliance, and strategic planning. Mr. Knopik also began his career at KPMG, LLLP. Mr. Knopik received a B.S. degree in Accounting from the Montana State University.

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

Code of Ethics; Insider Trading Arrangements and Policies

Our board of directors has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, which includes our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

The code includes an insider trading policy, which prohibits officers, directors and employees, directly or indirectly through their families or others, from purchasing or selling company stock while in the possession of material, non-public information concerning the Company. This same prohibition applies to trading in the stock of other publicly held companies on the basis of material, non-public information.

A current copy of the code is posted on our website, www.seer-corp.com.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2023, and 2022.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
J. John Combs III	2023	168,000	-	-	-	-	-	-	168,000
Chief Executive Officer, President and Secretary	2022	166,600	-	-	-	-	-	-	166,600

Tom Jones	2023	168,600	-	-	-	-	-	-	168,600
VP Business Development, MV Technologies	2022	160,000	-	-	-	-	-	-	160,000

Employment Agreements

There are no employment agreements or contracts with any named executive officers.

Director Compensation

For the fiscal year ended December 31, 2023, no compensation was paid to directors other than those listed in the Summary Compensation Table above. We may implement director compensation arrangements or programs in the future.

Outstanding Equity Awards at Fiscal Year-End 2023

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 15, 2024, certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;
●	Each executive officer who in this report are collectively referred to as the “Named Executive Officers;”
●	Each of our directors; and
●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. As of March 29, 2024, 65,088,575 shares of our Common Stock were issued and outstanding.

Name and address of beneficial owners	Number of shares beneficially owned (1)		Percentage of class

Joseph John Combs, III	3,606,315	(2)	5.5%
CEO, President, Secretary
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher H. Dieterich	-		*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Scott Yenzer	1,000,000	(3)	1.5%
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Clark Knopik	-		*
Interim Chief Financial Officer
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

LPD Investments, Ltd.	6,290,832	(4)	9.7%
25025 145 North, Ste 410
The Woodlands, TX 77380

Clyde Berg	6,010,000	(5)	9.2%
10050 Brandley Drive
Cupertino, CA 95014

Tracy Miles	3,925,316		6.0%
1814 Larchmont Ct
Lafayette, CO 80026

Carl Berg	3,500,000	(6)	5.4%
10050 Brandley Drive
Cupertino, CA 95014

All Officers and Directors as a Group (4 persons)	4,606,315	(7)	7.0%

* Represents less than 1%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of options to purchase 1,000,000 shares of common stock, which were exercisable as of the date of this report, and shares becoming vested within 60 days of this report.
(4)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short-term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, and 700,000 shares which were issued to LPD during fiscal year 2019 related to penalty on late payment of short-term note.
(5)	Consists of 3,800,000 shares owned by Mr. Clyde Berg, and 2,210,000 shares which are issuable as of December 31, 2021, related to penalty on late payment of short-term notes, issued in fiscal year 2019.
(6)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, 125,000 shares issuable related to a short-term note issued July 8, 2020, and 575,000 shares which are issuable as of December 31, 2021, related to long term debt issued in July 2018.
(7)	Consists of 3,606,315 shares owned by Mr. Combs and options to purchase 1,000,000 shares of common stock held by Mr. Yenzer, which were exercisable as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2023, and 2022 are as follows:

	December 31,	December 31,
	2023	2022

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2021, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2023 is approximately $76,400.	125,000	125,000

Total short-term notes - related party	$125,000	$125,000

	December 31,	December 31,
	2023	2022

Accrued Interest	$76,400	$59,000
	$76,400	$59,000

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2023, and 2022:

	2023 Fees	2022 Fees
Audit Fees	$372,900	$278,100
Audit-Related Fees	-	-
Tax Fees	35,800	24,500
Total Fees	$408,700	$302,600

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2023 and 2022 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2023 and 2022, respectively.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The board of directors does not have a formal pre-approval policy for audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services related to assurance that the provision of such services does not impair the auditor’s independence.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

a) Financial Statements

The following financial statements are included as Exhibit 99.1 and are hereby incorporated by reference:

Audited Financial Statements

(b) Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation, dated February 13, 2002 (1)
3.2	Amendment to the Articles of Incorporation, dated December 19, 2007, changing the name and effecting a reverse stock split (1)
3.3	Bylaws of the corporation, effective February 13, 2002 (1)
4.1	$225,000 Convertible Note and Note Agreement of the Corporation, issued February 14, 2012 (2)
4.2	Form of Warrant, having a 3-year life with $0.50 exercise price (1)
4.3	Form of Warrant, having a 5-year life with $0.50 exercise price (1)
10.1	Agreement for acquisition of MV, dated June 13, 2008 (1)
10.3	Agreement for Merger with Satellite Organizing Solutions, Inc. (1)
14.1	Code of Ethics (1)
21.1	Subsidiaries of Registrant (1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer ) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Report on Form 10 filed May 21, 2013.
(2)	Incorporated by reference to the Company’s Report on Form 10 Amendment No. 1 filed July 23, 2013.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q filed November 14, 2013
(4)	Incorporated by reference to the Company’s Report on Form 10-K filed March 27, 2014
*	Filed herewith
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
***	Pursuant to applicable securities laws and regulations, these interactive data files will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2024	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	April 16, 2024
J. John Combs III

/s/ Christopher Scott Yenzer	Director	April 16, 2024
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	April 16, 2024
Christopher Dieterich

Exhibit 99.1 Financial Statements

Annual Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Environmental & Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Environmental & Energy Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has (i) incurred significant losses since inception, (ii) has an accumulated deficit of approximately $34.4 million as of December 31, 2023 and (iii) needs to raise substantial amounts of additional funds to meet its obligations as well as afford it time to develop profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deer Park, IL

April 16, 2024
PCAOB Audit ID #318

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$57,900	$21,500
Accounts receivable, net of allowance for credit losses of $ 24,200 and $179,000, respectively	340,800	640,500
Inventory	16,800	9,400
Contract assets	17,000	138,700
Prepaid expenses and other current assets	81,400	85,800
Assets held for sale	54,300	217,200
Total Current Assets	568,200	1,113,100

Property and equipment, net	33,600	38,600
Intangible Assets, net	17,900	20,700
Right of use assets	191,300	249,700
Investments	-	182,200
Other assets	40,000	40,100

TOTAL ASSETS	$851,000	$1,644,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$816,600	$1,044,700
Accrued liabilities	3,759,300	2,953,800
Contract liabilities	829,800	536,000
Deferred revenue	43,300	-
Customer deposits	26,800	-
Short term notes	4,243,100	3,518,100
Short term notes and accrued interest - related party	201,400	184,000
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and capital lease obligations	509,800	504,300
Current portion of lease liabilities	72,500	63,100
Liabilities held for sale	42,900	85,400
Total Current Liabilities	12,150,500	10,494,400

Lease liabilities net of current portion	145,100	217,400
Long term debt	1,843,900	1,840,600
Total Liabilities	14,139,500	12,552,400

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable* and outstanding December 31, 2023 and December 31, 2022	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(34,377,900)	(32,005,100)
Total stockholders’ deficit	(11,339,000)	(8,966,200)
Non-controlling interest	(1,949,500)	(1,941,800)
Total Deficit	(13,288,500)	(10,908,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$851,000	$1,644,400

**	Includes 2,785,000 shares issuable at December 31, 2023 and December 31, 2022, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue:
Products	$2,899,600	$3,917,500
Solid waste	-	100,000
Total revenue	2,899,600	4,017,500

Operating expenses:
Products costs	2,081,400	3,074,400
Solid waste costs	-	14,800
General and administrative expenses	1,076,100	1,161,500
Salaries and related expenses	1,243,400	1,196,500
Impairment - Investments	182,200	-
Total operating expenses	4,583,100	5,447,200

Loss from operations	(1,683,500)	(1,429,700)

Other income (expense):
Interest expense	(877,100)	(801,600)
Gain on debt extinguishment	-	96,600
Other income	20,400	73,800
Total non-operating expense, net	(856,700)	(631,200)

Loss from continuing operations	(2,540,200)	(2,060,900)

Income (loss) from discontinued operations, net of tax	159,700	(650,600)

Net Loss	(2,380,500)	(2,711,500)

Less: Net loss attributable to non-controlling interest	(7,700)	(71,200)

Net Loss attributable to SEER common stockholders	$(2,372,800)	$(2,640,300)
Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.04)	$(0.03)
Loss from discontinued operations, per share	0.00	(0.01)
Net Loss per share, basic	$(0.04)	$(0.04)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.04)	(0.03)
Loss from discontinued operations, per share	0.00	(0.01)
Net Loss per share, basic	$(0.04)	$(0.04)

Weighted average shares outstanding – basic	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,178,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2021	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(29,364,800)	(1,870,600)	(8,196,500)

Net loss	-	-	-	-	-	-	-	(2,640,300)	(71,200)	(2,711,500)

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

Net loss	-	-	-	-	-	-	-	(2,372,800)	(7,700)	(2,380,500)

Balances at December 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,377,900)	(1,949,500)	(13,288,500)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(2,540,200)	$(2,060,900)
Income (loss) from discontinued operations	159,700	(650,600)
Net Loss	(2,380,500)	(2,711,500)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,600	90,800
Loss on sale of fixed assets	-	4,900
Gain on debt extinguishment	-	(96,600)
Gain on assets held for sale	(175,600)	-
Other Income	-	(50,800)
Impairment Loss	182,200	319,700
Bad debt	(155,000)	179,200
Changes in operating assets and liabilities:
Accounts receivable	454,700	(283,100)
Contract assets	121,700	(135,100)
Inventory	(7,400)	192,300
Prepaid expenses and other assets	51,000	79,900
Accounts payable, accrued liabilities, and customer deposits	697,100	1,376,200
Contract liabilities	293,800	10,100
Deferred revenue	43,300	-
Assets and liabilities held for sale	(85,400)	-
Net cash used in operating activities	(937,500)	(1,024,000)
Cash flows from investing activities:
Purchase of property and equipment	(14,900)	(18,400)
Proceeds from the sale of assets held for sale	338,500	10,100
Net cash (used) provided by investing activities	323,600	(8,300)
Cash flows from financing activities:
Payments of notes	(239,700)	(85,000)
Payments of short-term notes - related party	-	(25,000)
Proceeds from short-term and long-term debt	890,000	975,000

Net cash provided by financing activities	650,300	865,000
Net increase (decrease) in cash	36,400	(167,300)
Cash at the beginning of period	21,500	188,800
Cash at the end of period	$57,900	$21,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,700	$34,600
Investment in PSMW	$-	$182,200
Financing of prepaid insurance premiums	$51,100	$56,000
Non-cash purchase of equipment	$-	$13,300
Non-cash repayment of debt - PPP Loan	$-	$96,600
Non-cash payment of interest	$-	$15,400

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries include: 1) MV, LLC (d/b/a MV Technologies) (“MV”), designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; 2) Strategic Environmental Materials, LLC, (“SEM”), was a materials technology company focused on development of cost-effective chemical absorbents, whose operations were discontinued during the year ended December 31, 2023. (See Note 13)

The two majority-owned subsidiaries are 1) Paragon Waste Solutions, LLC (“PWS”), and 2) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER, and PelleChar is owned 51% by SEER.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $34.4 million as of December 31, 2023, and for the year ended December 31, 2023, we incurred a net loss from continuing operations of approximately $2.4 million. As of December 31, 2023, our current liabilities exceeded our current assets by approximately $11.6 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of December 31, 2023, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the year ended December 31, 2023, the Company raised approximately $0.9 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes of $0.2 million, for a net cash provided by financing activities of approximately $0.7 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be the ability to license and or sell, permit and operate though the Company’s joint ventures. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the cash flows used in the impairment testing of definite lived tangible and intangible assets; valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; revenue recognition method for perpetual technology license agreements; share-based compensation; discontinued operations future consideration and carrying amounts of equity investments. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in 2022 consolidated financial statements to conform to the 2023 presentation. These reclassifications have no effect on net income for the year ended December 31, 2022.

Cash and Cash Equivalents

We consider all highly liquid debt investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Periodically, we maintain deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2023, and 2022, we did not hold any assets that would be deemed to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for credit losses of approximately $24,200 and $179,000 had been reserved as of December 31, 2023, and 2022, respectively.

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

As of December 31, 2023, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $289,100. As of December 31, 2022, we had four customers who comprised 10% or more of our accounts receivable and had a balance of approximately $461,700.

For the year ended December 31, 2023, we had two customers who each had sales in excess of 10% of our revenue and they represented approximately 29% of total revenue. For the year ended December 31, 2022, we had two customers who each had sales in excess of 10% of our revenue and they represented approximately 23% of total revenue.

Inventories

Inventories are stated at the lower of cost or net realizable value and maintained on a first in, first out basis and includes the following amounts at December 31:

	December 31, 2023	December 31, 2022

Finished goods	$16,800	$9,400

	$16,800	$9,400

Vendor Concentration

The Company has purchases from three vendors in both 2023 and 2022, each comprising more that 10% of total purchases. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor.

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

In 2022, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. An impairment loss was charged to goodwill in the amount of $277,800 for the year ended December 31, 2022, which is reported in discontinued operations, resulting in no goodwill remaining on the balance sheet.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred and are included in selling, general and administrative costs in the accompanying consolidated statement of operations. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for the years ended December 31, 2023, and 2022. R&D expenses are included in general and administrative expenses, when incurred.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the years ended December 31, 2023, and 2022 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at December 31, 2023 and 2022. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For companies that qualified as Smaller Reporting Companies as defined by the SEC as of November 19, 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company’s financial statements were not materially impacted by the adoption of this guidance.

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

Products revenue also includes media sales which are recognized as the product is shipped to the customer for use.

Disaggregation of Revenue

	Year ended December 31, 2023
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales	$2,121,500	$-	$2,121,500
Media sales	778,100	-	778,100
Total Revenue	$2,899,600	$-	$2,899,600

	Year ended December 31, 2022
	Environmental Solutions	Solid Waste	Total

Sources of Revenue
Product sales (1)	$2,826,700	-	$2,826,700
Media sales	1,090,800	-	1,090,800
Management fees	-	100,000	100,000
Total Revenue	$3,917,500	$100,000	$4,017,500

(1)	Excludes $120,400 of revenue included in discontinued operations

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

The opening and closing balances of the Company’s accounts receivables, contract assets, and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Contract Assets	Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of December 31, 2023	$340,800	$17,000	$829,800	$43,300	$-

Balance as of December 31, 2022	640,500	138,700	536,000	-	-

Increase (decrease)	$(299,700)	$(121,700)	$293,800	$43,300	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.7 million, of which the Company expects to recognize approximately 85% over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	December 31, 2023	December 31, 2022

Field and shop equipment	$398,100	$395,000
Vehicles	72,500	72,500
Waste destruction equipment, placed in service	-	-
Furniture and office equipment	255,400	333,800
Leasehold improvements	36,200	36,200
Building and improvements	-	-
Land	-	-
	762,200	837,500
Less: accumulated depreciation and amortization	(728,600)	(798,900)
Property and equipment, net	$33,600	$38,600

Depreciation expense for the years ended December 31, 2023, and 2022 was $19,500 and $44,600, respectively. For the year ended December 31, 2023, and 2022, depreciation expense included in cost of goods sold was $19,500 and $33,600, respectively. For the year ended December 31, 2023, and 2022 depreciation expense included in selling, general and administrative expenses was $0 and $11,000, respectively.

The Company evaluated its fixed assets for impairment, and determined that no impairment charges were incurred in fiscal years ended December 31, 2023 and 2022.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$-	$-	$-	$-
Customer list	42,500	(42,500)	-	-
Technology	684,000	(666,100)	-	17,900
Trade name	54,900	(54,900)	-	-
	$781,400	$(763,500)	$-	$17,900

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value

Goodwill	$277,800	$-	$(277,800)	$-
Customer list	42,500	(42,500)	-	-
Technology	875,900	(813,300)	(41,900)	20,700
Trade name	54,900	(54,900)	-	-
	$1,251,100	$(910,700)	$(319,700)	$20,700

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $2,700 and $19,900 for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2022, the Company qualitatively assessed whether it is more likely than not that the fair value of the SEER Environmental Materials reporting unit was less than its carrying amount. In 2022, SEM became aware of quality issues concerning its inventory production process and determined that as of December 31, 2022 it was more likely than not that the carrying value of the SEER Environmental Materials reporting unit exceeded its estimated fair value. Accordingly, the Company performed an impairment analysis as of December 31, 2022 using the income approach. This analysis generally requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. Pursuant to Accounting Standard Update (“ASU”) 2017-04, the Company recorded an impairment of goodwill of approximately $277,800 for the year ended December 31, 2022. No impairment of goodwill was recorded for the year ended December 31, 2023.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s December 31, 2023, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s December 31, 2023, Consolidated Balance Sheets. As of December 31, 2023, total right-of-use assets were approximately $191,300, and operating lease liabilities were approximately $217,600 respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the year ended December 31, 2023, the Company recognized approximately $83,600 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Years Ended December 31,
	2023	2022

Cash paid for operating lease liabilities	$88,300	$85,700
Weighted-average remaining lease term	44 months	56 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of December 31, 2023 were as follows:

2024	$90,900
2025	93,600
2026	64,000
2027	-
2028	-
Thereafter	-
248,500
Less imputed interest	(30,900)
Total lease liabilities	217,600

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	December 31, 2023	December 31, 2022

Accrued compensation and related taxes	$89,000	$81,900
Accrued interest	3,386,700	2,562,300
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	51,000	57,000
Other	82,600	102,600
Total Accrued Liabilities	$3,759,300	$2,953,800

NOTE 8 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	December 31,	December 31,
	2023	2022

Revenue recognized	$621,800	$440,200
Less: billings to date	(604,800)	(301,500)

Contract assets	17,000	138,700

Billings to date	2,262,000	2,849,400
Revenue recognized	(1,432,200)	(2,313,400)

Contract liabilities	$829,800	$536,000

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Paragon Waste Solutions LLC

In 2010, the Company and Black Stone Management Services, LLC (“Black Stone”) formed PWS, whereby a total of 1,000,000 membership units were issued, 600,000 membership units to the Company and 400,000 membership units to Black Stone. Fortunato Villamagna, who serves as President of our PWS subsidiary, is a managing member and Chairman of Black Stone. In June 2012, the Company and Blackstone each allocated 10% of their respective membership units in PWS to Mr. J John Combs III, an officer and shareholder of the Company and Mr. Michael Cardillo, a shareholder of the Company and an officer of a subsidiary at the time. There was no value attributable to the units at the time of the allocation. As of December 31, 2023, the Company owned 54% of the membership units, Black Stone owned 36% of the membership units, and two related parties (as noted above), each owned 5% of the membership units.

In August 2011, the Company acquired certain intellectual property in regard to waste destruction technology (the “IP”) from Black Stone in exchange for 1,000,000 shares of our common stock valued at $100,000. We estimated the useful life of the IP at ten years, which was consistent with the useful life of other technology included in our intangible assets, and management’s initial assessment of the potential marketability of the IP. In March 2012, the Company entered into an Irrevocable License & Royalty Agreement with PWS that grants PWS an irrevocable world-wide license to the IP in exchange for a 5% royalty on all revenues from the sale or lease of all CoronaLux™ units from PWS and its affiliates. The term commenced as of the date of the Agreement and shall continue for a period not to exceed the life of the patent or patents filed by the Company. PWS may sub license the IP and any revenue derived from sub licensing shall be included in the calculation of Gross Revenue for purposes of determining royalty payments due the Company. Royalty payments are due 30 days after the end of each calendar quarter. PWS generated no licensing and unit sales revenues for the years ended December 31, 2023, and 2022.

Since its inception through December 31, 2023, we have provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

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

Paragon Southwest Medical Waste, LLC

On July 20, 2022, PWS transferred all patents owned covering medical waste destruction, and related technology, to its joint venture, Paragon Southwest Medical Waste (“PSMW”), in exchange for non-voting units in PSMW. The units in PSMW transferred in connection with this transaction increased SEER’s equity in PSMW to approximately 20%, on a total consolidated basis. This transaction also canceled the irrevocable license and royalty agreement, and the management agreement between PWS and PSMW. The Company recorded its investment in PSMW of $182,200 under the cost method of accounting. The Company assessed its investment in PSMW for impairment, and as of December 31,2023, determined that full impairment of this investment was required.

In 2023 PWS sold PSMW in a stock transaction and now holds a small, minority interest in Amlon Holdings.

NOTE 10 – DEBT

Debt as of December 31, 2023, and 2022 was comprised of the following:

	Deember 31,	December 31,
	2023	2022
SHORT TERM NOTES

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400 and was recorded as interest. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, as issuable under the terms of this agreement. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at December 31, 2023 is approximately $465,100.	298,100	298,100

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee totals $30,000 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, and the maximum agreed common shares have been accrued, and has been recorded as interest expense in prior periods. Unpaid one-time fees at December 31, 2023 is approximately $30,000.	500,000	500,000

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. The note is past due as the date of this filing. The Company has not received notice from the lender and continue to accrue interest. For the year ended December 31, 2023, the Company recorded interest expense of $12,000. Unpaid interest at December 31, 2023 is approximately $54,000.	100,000	100,000

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week and was recorded as interest. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technology, LLC products. The penalty period for shares to be issued has been reached, and the maximum agreed common shares have been accrued, and has been recorded as interest expense in prior periods. Unpaid interest at December 31, 2023 is approximately $10,000.	150,000	150,000

Secured short term note payable dated October 17, 2019 with principal and interest due 6 months from issuance. On April 24, 2020, this note was extended to October 15, 2020. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $13,000 as debt discount, amortized over the life of the note. The note extension requires a one-time issuance of 200,000 common shares of the Company upon the extended maturity date of the note, which the company recorded the fair value of $20,000 as debt discount, amortized over the life of the note. On November 3, 2020, this note was extended to October 15, 2021. The note is past due as the date of this filing. The note accrues interest at 15% annually. For the year ended December 31, 2023, the Company recorded interest expense of $45,000. Unpaid interest at December 31, 2023 is approximately $189,500.	300,000	300,000

Secured short term note payable dated December 14, 2019 with principal and interest due 6 months from issuance. The note requires a one-time issuance of 250,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $16,300 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. The note is past due as the date of this filing. For the year ended December 31, 2023, the Company recorded interest expense of $67,500. Unpaid interest at December 31, 2023 is approximately $273,300.	450,000	450,000

Secured short term note payable dated March 16, 2020, maturing on March 15, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 15, 2021. The Lender receives a one-time option grant to purchase 60,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, with payment of principal and interest. These options were value at approximately $3,500, and are recorded as debt discount, and amortized over the life of the loan. The note is past due as the date of this filing. For the year ended December 31, 2023, the Company recorded interest expense of $14,000. Unpaid interest at December 31, 2023 is approximately $53,100.	100,000	100,000

Secured short term note payable dated March 17, 2020, maturing on March 16, 2021. The note bears annual simple interest, at a rate of 14%. The Lender receives a one-time option grant to purchase 30,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, on the maturity date, with payment of principal and interest. These options were value at approximately $2,000, and are recorded as debt discount, and amortized over the life of the loan. The note is past due as the date of this filing. For the year ended December 31, 2023, the Company recorded interest expense of $7,000. Unpaid interest at December 31, 2023 is approximately $26,500.	50,000	50,000

Secured short term note payable dated July 8, 2020, maturing on December 7, 2020, bearing annual simple interest at a rate of 15%. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $11,300 as debt discount, amortized over the life of the note. The note is past due as the date of this filing. For the year ended December 31 2023, the Company recorded interest expense of $33,000. Unpaid interest at December 31, 2023 is approximately $114,900	220,000	220,000

Unsecured short term note payable dated August 18, 2020, maturing on November 17, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For theyear ended December 31, 2023, the Company recorded interest expense of $18,000. Unpaid interest at December 31, 2023 is approximately $60,600.	120,000	120,000

Secured short term note payable dated September 3, 2020, maturing on December 4, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For the year ended December 31, 2023, the Company recorded interest expense of $42,000. Unpaid interest at December 31, 2023 is approximately $139,700.	280,000	280,000

A secured note payable of $500,000 dated August 15, 2022, secured by net revenue from sale of any and all MV Technology products, bearomg interest at an annual rate of 10% simple interest and matures on August 15, 2023. Monthly payments of $25,000 a month on the last day of the third month and continue in months four and five. At the end of the sixth month monthly payments in the amount of $50,000 and continue until the end month twelve at which time all outstanding principal and interest shall be due. For the year ended December 31, 2023 the Company recorded interest expense of $50,000. Unpaid interest at December 31, 2023 was approximately $68,800.	500,000	500,000

An unsecured note of $100,000 payable, dated July 20, 2022, interest at an annual rate of 8% payable on or before July 19, 2023. For the year ended December 31, 2023 the Company recorded interest expense of $8,000. Unpaid interest at December 31, 2023 was approximately $11,600.	100,000	100,000

Secured short term note payable dated November 17, 2022, interest at an annual rate of 12% payable on or before February 17, 2023. The note has been paid, and unpaid interest at December 31, 2023 was $0.	-	125,000

An secured note of $350,000 payable, dated January 20, 2023, interest at an annual rate of 8% payable on or before October 18, 2023. For the year ended December 31, 2023 the Company recorded interest expense of $26,500. Unpaid interest at December 31, 2023 was approximately $26,500.	350,000	-

An secured note of $300,000 payable, dated March 10, 2023, interest at an annual rate of 8% payable on or before December 10, 2023. For the year ended December 31, 2023 the Company recorded interest expense of $19,500. Unpaid interest at December 31, 2023 was approximately $19,500.	300,000	-

An secured note of $200,000 payable, dated May 16, 2023, interest at an annual rate of 8% payable on or before December 10, 2023. For the year ended December 31, 2023 the Company recorded interest expense of $9,800. Unpaid interest at December 31, 2023 was approximately $9,800.	200,000	-

Total Short-term notes	$4,243,100	$3,518,100

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2023, the Company recorded interest expense of $28,800, and paid $12,000 of accrued interest during 2023. Unpaid interest as of December 31, 2023 is approximately $76,400.	125,000	125,000

Total short-term notes - related party	$125,000	$125,000

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. For the year ended December 31, 2023, the Company recorded interest expense of $140,900. Unpaid interest at December 31, 2023 is approximately $840,600.	$1,605,000	$1,605,000

Total convertible notes	1,605,000	1,605,000
Less: current portion	(1,605,000)	(1,605,000)
Long term convertible notes, including debt discount	$-	$-

LONG TERM NOTES

Note payable dated July 13, 2018, interest at 20% per annum, payable July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. Monthly payments of principal and accrued interest did not commence in 2019. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. For the year ended December 31, 2023, the Company recorded interest expense of $100,000. Unpaid interest at December 31, 2023 was approximately $546,900.	$500,000	$500,000

Note payable dated January 19, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2023, the Company recorded interest expense of $12,000 Unpaid interest at December 31, 2023 was approximately $35,700	150,000	150,000

Note payable dated February 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2023, the Company recorded interest expense of $40,000. Unpaid interest at December 31, 2023 was approximately $116,400.	500,000	500,000

Note payable dated May 25, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2023, the Company recorded interest expense of $14,800. Unpaid interest at December 31, 2023 was approximately $38,500.	185,000	185,000

Note payable dated August 5, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2023, the Company recorded interest expense of $40,000. Unpaid interest at December 31, 2023 was approximately $95,900.	500,000	500,000

Note payable dated November 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2023, the Company recorded interest expense of $20,000. Unpaid interest at December 31, 2023 was approximately $43,300.	250,000	250,000

Note payable of $250,000 dated February 11, 2022, interest at an annual rate of 8% simple interest and matures on February 10, 2027. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the year ended December 31, 2023, the Company recorded interest expense of $19,500. Unpaid interest at December 31, 2023 was approximately $37,200.	250,000	250,000

Other	18,700	9,900

Total long-term notes	2,353,700	2,344,900
Less: current portion	(509,800)	(504,300)
Long term notes long-term, including debt discount	$1,843,900	$1,840,600

Debt maturities as of December 31, 2023, are as follows:

Year Ending December 31,
2023(Past Due)	$6,357,900
2024	-
2025	-
2026	1,593,900
2027	250,000
Thereafter	-

$8,201,800

NOTE 11 – RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

Notes payable and accrued interest, related parties

Notes payable (See Note 11), and accrued interest due to certain related parties as of December 31, 2023, and 2022 are as follows:

	December 31,	December 31,
	2023	2022
	(unaudited)
Short term notes	$125,000	$125,000
Accrued interest	76,400	59,000
Total short-term notes and accrued interest - Related parties	$201,400	$184,000

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Future commitments under non-cancellable operating leases with terms longer than one year for office and warehouse space as of December 31, 2023, are as follows:

Years Ending December 31,
2024	$90,900
2025	93,600
2026	64,000
2027	-
2028	-
Thereafter	-
$248,500

For the years ended December 31, 2023, and 2022, rent expense, including prorated charges and net of sub-lease income, was $83,600 and $141,400, respectively.

NOTE 13 – DISCONTINUED SEM OPERATIONS

On January 1, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue operations of the Company’s wholly owned subsidiary, SEM, LLC. For the years ended December 31, 2023 and 2022, all operations from SEMS have been reported as discontinued operations.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	December 30,	December 31,
	2023	2022

ASSETS
Property and equipment, net	$54,300	217,200
Total Assets held for sale	$54,300	$217,200

LIABILITIES
Accounts payable	$25,700	40,800
Accrued liabilities	10,000	10,000
Current portion of long-term debt	7,200	25,400
Total current liabilities	42,900	76,200

Long-term debt	-	9,200
Total liabilities held for sale	$42,900	$85,400

Major classes of line items constituting pretax income on discontinued operations:

	For the Years Ended
	December 31,
	2023	2022

Services revenue	$-	$120,400

Services costs	-	(300,500)
General and administrative expenses	(15,900)	(96,200)
Salaries and related expenses	-	(53,800)
Other income (expense)	175,600	(800)
Impairment loss	-	(319,700)
Total income (expense)	159,700	(771,000)

Operating income (loss)	159,700	(650,600)
Income tax benefit	-	-

Total income (loss) from discontinued operations	$159,700	$(650,600)

NOTE 14 – EQUITY TRANSACTIONS

2023 Common Stock Transactions

During the year ended December 31, 2023, no new equity transactions have occurred.

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

Warrants

In 2023 and 2022, no warrants were issued.

A summary of warrant activity for the year ended December 31, 2022, is presented as follows:

			Weighted
	Weighted		Average
	Average		Remaining
	Exercise	Number of	Contractual
	Price	Warrants	Term in Years

Balance as of December 31, 2021	$0.70	200,000	0.7

Granted	-	-
Exercised	-	-
Cancelled	0.70	(200,000)
	-
Balance as of December 31, 2022	$-	-	0.0

Vested and exercisable as of December 31, 2022	$-	-	0.0

NOTE 15 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

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

A summary of stock option activity for the year ended December 31, 2023, and 2022 is presented as follows:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2021	$0.67	1,590,000	1.91	$0.04	$-

Granted	-	-		-
Exercised	-	-		-
Cancelled/expired	0.70	(500,000)		0.03

Balance as of December 31, 2022	$0.65	1,090,000	1.55	$0.04	$-

Granted	-	-		-
Exercised	-	-		-
Cancelled/expired	0.10	(90,000)		0.06

Balance as of December 31, 2023	$0.65	1,000,000	0.67	$0.04	$-

Vested and exercisable as of December 31, 2023	$0.65	1,000,000	0.67	$0.04	$-

For the years ended December 31, 2023, and 2022, we recorded stock-based compensation awarded to employees of $0.

As of December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.

Employee Benefit Plan

The Company has a defined contribution 401(k) plan that covers substantially all employees. Additionally, at the discretion of management, the Company may make contributions to eligible participants, as defined. During the years ended December 31, 2023, and 2022, we made no contributions in each year.

NOTE 16 – NET EARNINGS (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For the year ended December 31, 2023, all potentially dilutive securities were excluded from the diluted share calculations as they were anti-dilutive as a result of the net loss incurred. Accordingly, basic shares equal diluted shares for the year ended December 31, 2023.

Potentially dilutive securities were comprised of the following:

	Years Ended December 31,
	2023	2022

Options	1,000,000	1,090,000
Convertible notes payable, including accrued interest	3,493,700	3,292,400
	4,493,700	4,382,400

NOTE 17 - SEGMENT INFORMATION AND MAJOR SEGMENT CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar,	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information as of December 31, 2023, and 2022 and for the years then ended is as follows:

Years Ended December 31,

2023	Environmental	Solid
	Solutions(2)	Waste	Corporate	Total

Revenue	$2,899,600	$-	$-	$2,899,600
Depreciation and amortization (1)	22,300	-	300	22,600
Impairment loss - investments	-	-	182,200	182,200
Interest expense	900	-	876,200	877,100
Net income (loss) attributable to SEER common stockholders	105,100	7,700	(2,485,600)	(2,372,800)
Capital expenditures (cash and noncash)	14,900	-	-	14,900
Total assets	$517,600	$-	$333,400	$851,000

2022	Environmental	Solid
	Solutions(2)	Waste	Corporate	Total

Revenue	$3,917,500	$100,000	$-	$4,017,500
Depreciation and amortization (1)	45,100	14,700	31,000	90,800
Impairment loss - goodwill	277,800	-	-	277,800
Impairment loss - other intangible assets	41,900	-	-	41,900
Interest expense	4,400	12,000	785,200	801,600
Net income (loss) attributable to SEER common stockholders	(586,300)	(141,900)	(1,912,100)	(2,640,300)
Capital expenditures (cash and noncash)	18,400	-	-	18,400
Total assets	$1,103,400	$100	$540,900	$1,644,400

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.
(2)	Includes discontinued operations of SEM.

NOTE 18 - INCOME TAXES

As of December 31, 2023, we estimate we will have net operating loss carryforwards available to offset future federal income tax of approximately $26.5 million. These carryforwards will expire between the years 2029 through 2038. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

The non-current deferred tax asset is summarized below:

	2023	2022

Deferred tax assets
Net operating loss carry forwards	$6,800,000	$6,245,000
Intangible and fixed assets	5,000	75,000
Other	15,000	50,000
Total deferred tax assets	6,820,000	6,370,000

Deferred tax liabilities
Depreciation and amortization	-	-
Valuation allowance	(6,820,000)	(6,370,000)
Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 21% for December 31, 2023 and 2022, as follows:

	2023	2022

Income tax benefit	$500,000	$570,000
Non-deducible items	(2,000)	(18,000)
State and other benefits included in valuation	(7,000)	103,000
Provision to return adjustments	-	55,000
Impairment of intangible assets	-	82,000
Impairment of investment	(38,000)	-
Exclusion of income (losses) of pass-through entity	(3,000)	55,000
Other	-	43,000
Change in valuation allowance	(450,000)	(890,000)
Income tax benefit	$-	$-

NOTE 19 – ENVIRONMENTAL COMPLIANCE

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

NOTE 20 – SUBSEQUENT EVENTS

In January 2024, the Company received proceeds of $150,000 by issuing a secured promissory note, bearing interest at a rate of 8% per annum, and maturing in January 2025.

In April 2024, the Company received proceeds of $200,000 by issuing a secured promissory note, bearing interest at a rate of 8% per annum, and maturing the receipt of the receipt of proceeds from the billings of the kiln products the Company is contracted to construct.

