Form 10-Q
period 2024-06-30
Strategic Environmental & Energy Resources, Inc.
filed 2024-08-19
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$64,300	$57,900
Accounts receivable, net of allowance for credit losses of $24,200 and $24,200, respectively	430,800	340,800
Inventory	2,100	16,800
Contract assets	13,900	17,000
Prepaid expenses and other current assets	270,200	81,400
Assets held for sale	-	54,300
Total Current Assets	781,300	568,200

Property and equipment, net	49,800	33,600
Intangible Assets, net	16,300	17,900
Right of use assets	159,700	191,300
Other assets	40,000	40,000

TOTAL ASSETS	$1,047,100	$851,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,146,000	$816,600
Accrued liabilities	4,239,800	3,759,300
Contract liabilities	674,200	829,800
Deferred revenue	285,200	43,300
Customer deposits	-	26,800
Short term notes	4,641,800	4,243,100
Short term notes and accrued interest - related party	205,800	201,400
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and finance lease obligations	509,100	509,800
Current portion of lease liabilities	72,500	72,500
Liabilities held for sale	34,500	42,900
Total Current Liabilities	13,413,900	12,150,500

Lease liabilities net of current portion	110,500	145,100
Long term debt	1,840,300	1,843,900
Total Liabilities	15,364,700	14,139,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable* and outstanding June 30, 2024 and December 31, 2023	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(35,404,700)	(34,377,900)
Total stockholders’ deficit	(12,365,800)	(11,339,000)
Non-controlling interest	(1,951,800)	(1,949,500)
Total Deficit	(14,317,600)	(13,288,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,047,100	$851,000

*	These numbers are derived from the audited financial statements for the year ended December 31, 2023.

**	Includes 2,785,000 shares issuable at June 30, 2024 and December 31, 2023, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Products	$761,900	$731,200	$1,751,700	$1,284,400
Solid waste	-	-	-	-
Total revenue	761,900	731,200	1,751,700	1,284,400

Operating expenses:
Products costs	565,100	494,900	1,280,400	983,900
General and administrative expenses	332,000	322,800	538,200	658,100
Salaries and related expenses	344,100	300,100	667,300	608,600
Total operating expenses	1,241,200	1,117,800	2,485,900	2,250,600

Loss from operations	(479,300)	(386,600)	(734,200)	(966,200)

Other income (expense):
Interest expense	(226,900)	(225,600)	(448,800)	(431,600)
Other income (expense)	30,200	(600)	150,300	20,100
Total non-operating expense, net	(196,700)	(226,200)	(298,500)	(411,500)

Loss from continuing operations	(676,000)	(612,800)	(1,032,700)	(1,377,700)

Income (loss) from discontinued operations, net of tax	-	172,000	3,700	160,300

Net Loss	(676,000)	(440,800)	(1,029,000)	(1,217,400)

Less: Net income (loss) attributable to non-controlling interest	(1,400)	(2,100)	(2,300)	700

Net Loss attributable to SEER common stockholders	$(674,600)	$(438,700)	$(1,026,700)	$(1,218,100)

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Income from discontinued operations, per share	0.00	0.00	0.00	0.00
Net Loss per share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.01)	(0.01)	(0.02)	(0.02)
Income from discontinued operations, per share	0.00	0.00	0.00	0.00
Net Loss per share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic	65,088,575	65,088,575	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,088,575	65,088,575	65,088,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional	Common	Stock		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,377,900)	(1,949,500)	(13,288,500)

Net income (loss)	-	-	-	-	-	-	-	(352,200)	(900)	(353,100)

Balances at March 31, 2024	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,730,100)	(1,950,400)	(13,641,600)

Net income (loss)	-	-	-	-	-	-	-	(674,600)	(1,400)	(676,000)

Balances at June 30, 2024	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(35,404,700)	(1,951,800)	(14,317,600)

					Additional	Common	Stock		Non-	Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

Net income (loss)	-	-	-	-	-	-	-	(779,400)	2,800	(776,600)

Balances at March 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,784,500)	(1,939,000)	(11,684,600)

Net income (loss)	-	-	-	-	-	-	-	(438,700)	(2,100)	(440,800)

Balances at June 30, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(33,223,200)	(1,941,100)	(12,125,400)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2024	2023
Loss from continuing operations	$(1,032,700)	$(1,377,700)
Income (loss) from discontinued operations	3,700	160,300
Net Loss	(1,029,000)	(1,217,400)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,600	11,200
Gain on sale of fixed assets	(5,300)	-
Gain on assets held for sale	500	(175,600)
Changes in operating assets and liabilities:
Accounts receivable	(90,000)	104,200
Contract assets	3,100	64,700
Inventory	14,700	(7,300)
Prepaid expenses and other assets	(119,900)	66,800
Accounts payable, accrued liabilities, and customer deposits	829,300	204,200
Contract liabilities	(155,600)	(23,000)
Deferred revenue	241,900	13,900
Assets and liabilities held for sale	(42,900)	(26,700)

Net cash used in operating activities	(345,600)	(985,000)
Cash flows from investing activities:
Purchase of property and equipment	(22,700)	-
Proceeds from the sale of fixed assets held for sale	59,500	338,500
Net cash (used) provided by investing activities	36,800	338,500
Cash flows from financing activities:
Payments of notes and lease payable	(64,800)	(171,300)
Proceeds from short-term and long-term debt	380,000	850,000

Net cash provided by financing activities	315,200	678,700
Net increase (decrease) in cash	6,400	32,200
Cash at the beginning of period	57,900	21,500
Cash at the end of period	$64,300	$53,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,900	$22,200
Financing of prepaid insurance premiums	$37,400	$51,100

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries are: 1) MV, LLC (d/b/a MV Technologies) (“MV”), which designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; and 2) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company previously focused on the development of cost-effective chemical absorbents. The media production operations were discontinued during the year ended December 31, 2023. (See Note 15)

The two majority-owned subsidiaries are 1) Paragon Waste Solutions, LLC (“PWS”), and 2) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER, and PelleChar is owned 51% by SEER.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $35.4 million as of June 30, 2024, and for the six months ended June 30, 2024, we incurred a net loss from continuing operations of approximately $1.0 million. As of June 30, 2024, our current liabilities exceeded our current assets by approximately $12.6 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of June 30, 2024, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the six months ended June 30, 2024, the Company raised approximately $0.4 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes of $0.1 million, for a net cash provided by financing activities of approximately $0.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be the ability to license and or sell, permit and operate through the Company’s joint ventures. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the six months ended June 30, 2024, and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	June 30, 2024	December 31, 2023
	(unaudited)	*
Finished goods	$2,100	$16,800

Total inventory	$2,100	$16,800

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the six months ended June 30, 2024, and 2023 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of June 30, 2024, and 2023. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Disaggregation of Revenue (Unaudited)

Three months ended June 30, 2024
Environmental Solutions

Sources of Revenue
Product sales	$493,100
Media sales	268,800
Total Revenue	$761,900

Three months ended June 30, 2023
Environmental Solutions

Sources of Revenue
Product sales	485,400
Media sales	245,800
Total Revenue	$731,200

Six months ended June 30, 2024
Environmental Solutions

Sources of Revenue
Product sales	$1,287,800
Media sales	463,900
Total Revenue	$1,751,700

Six months ended June 30, 2023
Environmental Solutions

Sources of Revenue
Product sales	$862,900
Media sales	421,500
Total Revenue	$1,284,400

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
				Deferred Revenue	Deferred Revenue
	Accounts Receivable, net	Contract Assets	Contract Liabilities	(current)	(non-current)

Balance as of June 30, 2024 (unaudited)	$430,800	$13,900	$674,200	$285,200	$-

Balance as of December 31, 2023*	340,800	17,000	829,800	43,300	-

Increase (decrease)	$90,000	$(3,100)	$(155,600)	$241,900	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.0 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	June 30, 2024	December 31, 2023
	(unaudited)	*
Field and shop equipment	$397,600	$398,100
Vehicles	72,500	72,500
Furniture and office equipment	274,600	255,400
Leasehold improvements	36,200	36,200
	780,900	762,200
Less: accumulated depreciation and amortization	(731,100)	(728,600)
Property and equipment, net	$49,800	$33,600

Depreciation expense for the three months ended June 30, 2024, and 2023 was $3,100 and $4,900, respectively. For the three months ended June 30, 2024, and 2023, depreciation expense included in cost of goods sold was $2,000 and $4,900, respectively. For the three months ended June 30, 2024, and 2023, depreciation expense included in selling, general and administrative expenses was $1,100 and $0, respectively.

Depreciation expense for the six months ended June 30, 2024, and 2023 was $6,000 and $9,800, respectively. For the six months ended June 30, 2024, and 2023, depreciation expense included in cost of goods sold was $4,100 and $9,800, respectively. For the six months ended June 30, 2024, and 2023, depreciation expense included in selling, general and administrative expenses was $1,900 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

	June 30, 2024 (unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(667,700)	16,300
Trade name	54,900	(54,900)	-
	$781,400	$(765,100)	$16,300

	December 31, 2023*
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(666,100)	17,900
Trade name	54,900	(54,900)	-
	$781,400	$(763,500)	$17,900

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $700 and $700 for the three months ended June 30, 2024, and 2023, respectively. Amortization expense was $900 and $1,400 for the six months ended June 30, 2024, and 2023, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s June 30, 2024, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s June 30, 2024, Consolidated Balance Sheets. As of June 30, 2024, total right-of-use assets and operating lease liabilities were approximately $159,700 and $183,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the six months ended June 30, 2024, the Company recognized approximately $41,800 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (unaudited):

	Six months ended June 30,
	2024	2023

Cash paid for operating lease liabilities	$79,400	$36,700
Weighted-average remaining lease term	26 months	32 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of June 30, 2024 were as follows:

2025	$45,900
2026	93,600
2027	64,000
2028	-
2029	-
Thereafter	-
203,500
Less imputed interest	(20,500)
Total lease liabilities	183,000

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)	*
Accrued compensation and related taxes	$101,700	$89,000
Accrued interest	3,829,200	3,396,700
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	54,500	51,000
Other	104,400	72,600
Total Accrued Liabilities	$4,239,800	$3,759,300

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	June 30,	December 31,
	2024	2023
	(unaudited)	*
Revenue recognized	$622,400	$621,800
Less: billings to date	(608,500)	(604,800)
Contract assets	13,900	17,000

Billings to date	2,891,400	2,262,000
Revenue recognized	(2,217,200)	(1,432,200)
Contract liabilities	$674,200	$829,800

NOTE 9 – INVESTMENTS

Paragon Waste Solutions LLC

Since its inception through June 30, 2024, the Company has provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

Paragon Southwest Medical Waste

On July 20, 2022, PWS transferred all patents owned covering medical waste destruction, and related technology, to its joint venture, Paragon Southwest Medical Waste (“PSMW”), in exchange for units in PSMW. The units in PSMW transferred in connection with this transaction increased SEER’s equity in PSMW to approximately 30%, on a total consolidated basis, and SEER was granted back an international license to use the patented technology in any territory outside of North America. This transaction also canceled the irrevocable license and royalty agreement, and the management agreement between PWS and PSMW.

On June 30, 2023, the Company exchanged its interest in PSMW in exchange for a 2% interest in Amlon Holdings when PSWM was acquired by Amlon Holdings.

NOTE 10 – DEBT

Debt as of June 30, 2024 (Unaudited), and December 31, 2023*, was comprised of the following:

	Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt		Total
Balance December 31, 2023	$4,243,100		$1,605,000	$509,800	$1,843,900		$8,201,800
Increase in borrowing	417,400	(1)	-	-	-		417,400
Principal reductions	(18,700)		-	(4,300)	-		(23,000)
Long term debt to current	-		-	3,600	(3,600)		-
Amortization of debt discount	-		-	-	-		-
Balance June 30, 2024	$4,641,800	(2)	$1,605,000	$509,100	$1,840,300	(3)	$8,596,200

(1)	A) Secured note payable of $150,000, secured by certain receipts and equity, dated January 31, 2024, interest at an annual rate of 8.0% simple interest. For the six months ended June 30, 2024, the Company recorded interest expense of $5,000. There was $5,000 accrued and upaid interest as of June 30, 2024. B) An unsecured note payable of $30,000, dated March 27, 2024, interest at an annual rate of 8% simple interest and matures on May 31, 2024. For the three months ended June 30, 2024, the Company recorded interest expense of $600. There was $600 accrued and upaid interest as of June 30, 2024. C) An unsecured note payable of $37,400, dated February 6, 2024, interest at an annual rate of 10% interest and is payable in ten payments ending in November of 2024. For the six months ended June 30, 2024, the Company recorded interest expense of $900. There was $500 accrued and unpaid interest as of June 30, 2024. D) An secured note payable of $200,000, dated April 12, 2024, interest at an annual rate of 8% simple interest and matures on April 11, 2025. For thesix months ended June 30, 2024, the Company recorded interest expense of $3,500. There was $3,500 accrued and unpaid interest as of June 30, 2024.
(2)	The balance consists of $4,133,800 of secured notes, and $508,000 unsecured notes payable.
(3)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest due to certain related parties are as follows:

	June 30, 2024	December 31, 2023
	(unaudited)	*
Short term notes	$125,000	$125,000
Accrued interest	80,800	76,400
Total short-term notes and accrued interest - Related parties	$205,800	$201,400

NOTE 12 – EQUITY TRANSACTIONS

2024 Common Stock Transactions

During the six months ended June 30, 2024, no new equity transactions have occurred.

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

NOTE 13 – CUSTOMER CONCENTRATIONS (unaudited)

The Company had sales from operations of zero, and three customers, for the six months ended June 30, 2024, and 2023 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 0% and 43% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For six months ended June 30, 2024 and 2023, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Six months ended June 30,
	2024	2023
Warrants	-	200,000
Options	1,000,000	1,590,000
Convertible notes payable, including accrued interest	3,594,200	3,120,500
	4,594,200	4,910,500

NOTE 15 – DISCONTINUED SEM OPERATIONS

On January 1, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue the then-current media production operations of the Company’s wholly owned subsidiary, SEM, LLC. For the unaudited six months ended June 30, 2024 and 2023, all media production operations from SEM have been reported as discontinued operations. Management intends to use the SEM entity for the delivery of biochar kilns to Biochar Now and, further, to commence SEER’s own biochar production in Texas under a joint venture license from Biochar Now.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	June 30,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Property and equipment, net	$-	54,300
Total Assets held for sale	$-	$54,300

LIABILITIES
Accounts payable	$24,500	25,700
Accrued liabilities	10,000	10,000
Current portion of long-term debt	-	7,200
Total current liabilities	34,500	42,900

Long-term debt	-	-

Total liabilities held for sale	$34,500	$42,900

Major classes of line items constituting pretax income on discontinued operations (unaudited):

	For the six months ended
	June 30,
	2024	2023

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	(14,300)
Salaries and related expenses	-	-
Other income (expense)	-	174,600
Gain on sale of assets held for sale	3,700	-
Total income (expense)	3,700	160,300

Operating income (loss)	3,700	160,300
Income tax benefit	-	-

Total income (loss) from discontinued operations	$3,700	$160,300

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our current reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the (unaudited) three and six months ended June 30, 2024 and 2023 is as follows:

Three Months Ended June 30,

2024	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$761,900	$-	$-	$761,900
Depreciation and amortization	2,900	-	1,200	4,100
Interest expense	400	-	226,500	226,900
Stock-based compensation	-	-	-	-
Net income (loss) attributable to SEER common stockholders	4,300	1,600	(680,500)	(674,600)
Capital expenditures (cash and noncash)	19,200	-	1,800	21,000
Total assets	$699,500	$-	$347,600	$1,047,100

2023		Environmental	Solid
		Solutions	Waste	Corporate	Total

Revenue		$731,200	$-	$-	$731,200
Depreciation and amortization		5,600	-	-	5,600
Interest expense		200	-	225,400	225,600
Stock-based compensation		-	-	-	-
Net income (loss) attributable to SEER common stockholders		183,300	(1,000)	(621,000)	(438,700)
Capital expenditures (cash and noncash)		-	-	-	-
Total assets	(1)	$765,200	$-	$560,000	$1,325,200

Six Months Ended June 30,

2024	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$1,751,700	$-	$-	$1,751,700
Depreciation and amortization	5,700	-	1,900	7,600
Interest expense	400	-	448,400	448,800
Stock-based compensation	-	-	-	-
Net income (loss) attributable to SEER common stockholders	63,600	1,600	(1,091,900)	(1,026,700)
Capital expenditures (cash and noncash)	19,200	-	3,500	22,700
Total assets	$699,500	$-	$347,600	$1,047,100

2023		Environmental	Solid
		Solutions	Waste	Corporate	Total

Revenue		$1,284,400	$-	$-	$1,284,400
Depreciation and amortization		11,200	-	-	11,200
Interest expense		500	-	431,100	431,600
Net income (loss) attributable to SEER common stockholders		35,700	8,500	(1,262,300)	(1,218,100)
Capital expenditures (cash and noncash)		-	-	-	-
Total assets	(1)	$765,200	$-	$560,000	$1,325,200

(1)	Segment information excludes the results of SEM, which discontinued its current media operations as of January 1, 2023, except net income (loss), of which SEM is categorized as discontinued operations. (See Note 15)

NOTE 17 – SUBSEQUENT EVENTS

In July 2024, the Company received proceeds of $100,000 by issuing an unsecured short-term promissory note, bearing interest at a rate of 8% per annum, and maturing on September 1, 2024. The interest rate increases to 12% after September 1, 2024, if not paid in full.

In August 2024, the Company received proceeds of $75,000 by issuing an unsecured short-term promissory note, bearing interest at a rate of 8% per annum, and maturing on August 8, 2025.

In August 2024, the Company received proceeds of $150,000 by issuing an unsecured short-term promissory note, bearing interest at a rate of 8% per annum, and maturing on August 9, 2025.

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

SEER Environmental Materials, LLC (“SEM”): (formed September 2015) is a wholly owned Colorado limited liability company registered to do business in Texas. It was established as a materials technology development business with its sole operating facility in central Texas. Initially, its primary purpose was developing advanced chemical absorbents and catalysts that enhance the capability of biogas produced from landfills, wastewater treatment operations, and agricultural digester operations. SEM’s central Texas media operations were discontinued during the year ended December 31, 2023. SEM’s current objective is to arrange the manufacturing and sale of biochar production kilns and related equipment, as well as own and operate a biochar production facility in northeast Texas under a joint venture license agreement from Biochar Now, LLC.

Majority owned

Paragon Waste Solutions, LLC (“PWS”): (formed late 2010) PWS is an operating company that has developed a patented waste destruction technology using a pyrolytic heating process combined with “non-thermal plasma” assisted oxidation. This technique involves gasification of solid waste by heating the waste in a low-oxygen environment, followed by complete oxidation at higher temperatures in the presence of plasma. This technology, commercially referred to as CoronaLux™, is designed and intended for the “clean” destruction of hazardous chemical and biological waste (i.e., medical waste) thereby eliminating the need for costly segregation, transportation, incineration or landfill (with their associated legacy liabilities). In 2023 SEER sold its North American patent rights in a stock transaction and now holds a small, minority interest in Amlon Holdings. SEER continues to have the rights to develop the technology internationally (outside of North America) and continues to promote and market the CoronaLux technology in international markets.

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to promoting both domestic and international sales. Revenue and expenses of PelleChar were not material for the period ended June 30, 2024.

Joint Ventures

Eco SEER Saudi: On December 17, 2022, SEER and Eco Tadweer (“ET”), a business entity incorporated in the Kingdom of Saudi Arabia (“KSA”) entered into a joint venture with SEER owning a minority, non-controlling 49% interest in the joint venture. The purpose of the joint venture is to market and monetize SEER’s technologies in and around the KSA. While SEER is entitled to appoint one of three managers, ET is responsible for funding, operation and management of the joint venture. Eco SEER has had minimal operations as of June 30, 2024.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $35.4 million as of June 30, 2024, and $33.2 million as of June 30, 2023. For the six months ended June 30, 2024, the Company incurred a net loss from continuing operations of approximately $1.0 million. The Company had a working capital deficit of approximately $12.6 million as of June 30, 2024. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of June 30, 2024, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the six months ended June 30, 2024, the Company raised approximately $0.4 million from the issuance of short-term, for a net cash provided by financing activities of approximately $0.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing the media production of SEM, a specific line of business with historically insufficient margins. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company continues to own a small amount of equity in Biochar Now, LLC (less than 1%) which it intends to leverage or sell back. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended June 30, 2024, and 2023

Total revenues were $761,900 and $731,200 for the three months ended June 30, 2024, and 2023, respectively. The increase of approximately 4% in revenues comparing the three months ended June 30, 2024, to the three months ended June 30, 2023, is attributable to the delivery of ordered kilns to BioChar.

Operating expenses, which include cost of products, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $1.2 million for the three months ended June 30, 2024 and approximately $1.1 million for the three months ended June 30, 2023. Product costs increased $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to above mentioned kiln deliveries in the second quarter of 2024. G&A expenses and Salaries and related expenses held consistent with the second quarter of 2023.

Total other income and expense was a net expense of approximately $0.2 million for the three months ended June 30, 2024 and approximately $0.2 million for the three months ended June 30, 2023. The majority of other income and expense is interest expense, which was consistent at $0.2 million for both the three months ended June 30, 2024 and 2023.

There is no provision for income taxes for both the three months ended June 30, 2024, and 2023, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2024, and 2023.

Loss from continuing operations was approximately $0.7 million and $0.6 million, for the three months ended June 30, 2024 and 2023, respectively. The net loss attributable to SEER after deducting $1,400 for the non-controlling interest was approximately $0.6 million for the three months ended June 30, 2024, as compared to a net loss of approximately $0.4 million, after adding $2,100 in non-controlling interest and adding $172,000 gain from discontinued operations, for the three months ended June 30, 2023. The primary driver of the decreased loss for the quarter ended June 30, 2023 compared to June 30, 2024 is the gain from discontinued operations, outlined below.

Results of Operations for the Six Months Ended June 30, 2024, and 2023

Total revenues were $1.8 million and $1.3 million for the six months ended June 30, 2024, and 2023, respectively. The increase of approximately $0.5 million, or 36% in revenues comparing the six months ended June 30, 2024, to the six months ended June 30, 2023, is attributable to our product percent-complete contract revenue increasing due to several material projects being postponed from prior periods due to site preparation delays, coming online, and the delivery of ordered kilns to BioChar.

Operating expenses, which include cost of products, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $2.5 million for the six months ended June 30, 2024 and approximately $2.3 million for the six months ended June 30, 2023. Product costs increased $0.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to above mentioned kiln deliveries in the second quarter of 2024, and increased activity in our percent-complete contracts. G&A expenses decreased $0.1 million, primarily due to reduced professional and accounting fees.

Total other income and expense was a net expense of approximately $0.3 million for the six months ended June 30, 2024 and approximately $0.4 million for the six months ended June 30, 2023. The majority of other income and expense is interest expense, which was consistent at $0.4 million for both the six months ended June 30, 2024 and 2023. During 2024 we also had $0.2 million in other income, a result of selling equity units the Company owned in Biochar Now, LLC.

There is no provision for income taxes for both the six months ended June 30, 2024, and 2023, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2024, and 2023.

Loss from continuing operations was approximately $1.0 million and $1.4 million, for the six months ended June 30, 2024 and 2023, respectively. The net loss attributable to SEER after deducting $2,300 for the non-controlling interest, and adding a gain from discontinued operations of $3,700 was approximately $1.0 million for the six months ended June 30, 2024, as compared to a net loss of approximately $1.2 million, after adding $700 in non-controlling interest and adding $160,300 gain from discontinued operations, for the six months ended June 30, 2023.

Results of Discontinued Operations for the Six Months Ended June 30, 2024 and 2023

As of January 1, 2023, the Company abandoned its media production operations of its SEM subsidiary. All revenue and expenses of our SEM subsidiary for 2023 are classified as discontinued operations.

	For the six months ended
	June 30,
	2024	2023

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	(14,300)
Salaries and related expenses	-	-
Other income (expense)	-	174,600
Gain on sale of assets held for sale	3,700	-
Total income (expense)	3,700	160,300

Operating income (loss)	3,700	160,300
Income tax benefit	-	-

Total income (loss) from discontinued operations	$3,700	$160,300

There is no provision for income taxes for both the six months ended June 30, 2024, and 2023, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of June 30, 2024 and 2023.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the six months ended June 30, 2024 of $0.3 million, and for the six months ended June 30, 2023 of $1.0 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of intangible assets, and gain on the sale of fixed assets, as well as fixed assets held for sale. Net loss of $1.2 million for the six months ended June 30, 2023 decreased to $1.0 million for the six months ended June 30, 2024. Non-cash adjustments increased cash provided of $2,800 for the six months ended June 30, 2024, compared to cash used of $0.2 million for the six months ended June 30, 2023.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include:

a)	changes in accounts payable, accrued liabilities, and customer deposits provided $0.8 million in the first six months of 2024, compared to providing $0.2 million in the first six months of 2023,
b)	changes in deferred revenue provided $0.2 million in the first six months of 2024, compared to providing $13,900 in the first six months of 2023,
c)	changes in accounts receivable used $0.1 million in the first six months of 2024, compared to providing $0.1 million in the first six months of 2023,
d)	changes in prepaid expenses and other assets used $0.1 million in the first six months of 2024, compared to providing $0.1 million in the first six months of 2023,
e)	changes in contract liabilities used $0.2 million in the first six months of 2024, compared to using $23,000 in the first six months of 2023, and
f)	changes in contract assets provided $3,100 in the first six months of 2024, compared to providing $0.1 million in the first six months of 2023.

Investing activities

Net cash provided by investing activities was $36,800 for the six months ended June 30, 2024, compared to providing $0.3 million for the six months ended June 30, 2023. The Company sold fixed assets held for sale during the six months ended June 30, 2024, collecting $0.1 million. The Company sold fixed assets held for sale during the six months ended June 30, 2023, collecting $0.3 million.

Financing Activities

Net cash provided by financing activities was approximately $0.3 million for the six months ended June 30, 2024, compared with providing $0.7 million for the six months ended June 30, 2023. The Company’s financing activities for both periods consist of new borrowing, net of any principal payments made during the period.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $24,200 has been reserved as of both June 30, 2024, and December 31, 2023.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the food, beverage, and agricultural space, as well as water treatment and landfill industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2024, and December 31, 2023, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of June 30, 2024.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of June 30, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of June 30, 2024. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing. Unpaid interest is approximately $30,000 as of the date of this report.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $60,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of June 30, 2024. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $211,900 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $307,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $60,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $30,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $131,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $69,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $160,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured short-term note issued on August 15, 2022, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $93,700 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on July 20, 2022, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $15,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured long-term note issued on July 13, 2018, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 20% per annum, which is a total of approximately $596,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $350,000 secured short-term note issued on January 20, 2023, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $40,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $300,000 secured short-term note issued on March 10, 2023, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $31,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $200,000 secured short-term note issued on May 16, 2023, was past due as of June 30, 2024. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $17,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: August 19, 2024	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

