Form 10-Q
period 2024-09-30
Strategic Environmental & Energy Resources, Inc.
filed 2024-11-19
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024, the Registrant had 65,088,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$42,200	$57,900
Accounts receivable, net of allowance for credit losses of $24,200 and $24,200, respectively	468,100	340,800
Inventory	2,100	16,800
Contract assets	34,300	17,000
Prepaid expenses and other current assets	390,100	81,400
Assets held for sale	-	54,300
Total Current Assets	936,800	568,200

Property and equipment, net	46,900	33,600
Intangible Assets, net	15,400	17,900
Right of use assets	143,200	191,300
Other assets	40,000	40,000

TOTAL ASSETS	$1,182,300	$851,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,183,700	$816,600
Accrued liabilities	4,490,300	3,759,300
Contract liabilities	685,800	829,800
Deferred revenue	286,700	43,300
Customer deposits	-	26,800
Short term notes	4,951,800	4,243,100
Short term notes and accrued interest - related party	213,000	201,400
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and finance lease obligations	507,600	509,800
Current portion of lease liabilities	72,500	72,500
Liabilities held for sale	34,500	42,900
Total Current Liabilities	14,030,900	12,150,500

Lease liabilities net of current portion	91,900	145,100
Long term debt	1,839,000	1,843,900
Total Liabilities	15,961,800	14,139,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable* and outstanding June 30, 2024 and December 31, 2023	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	22,973,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(35,865,800)	(34,377,900)
Total stockholders’ deficit	(12,826,900)	(11,339,000)
Non-controlling interest	(1,952,600)	(1,949,500)
Total Deficit	(14,779,500)	(13,288,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,182,300	$851,000

*	These numbers are derived from the audited financial statements for the year ended December 31, 2023.
**	Includes 2,785,000 shares issuable at September 30, 2024 and December 31, 2023, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Products	$888,800	$870,300	$2,640,500	$2,154,700
Total revenue	888,800	870,300	2,640,500	2,154,700

Operating expenses:
Products costs	613,400	594,500	1,893,800	1,578,400
General and administrative expenses	178,500	194,400	716,700	852,500
Salaries and related expenses	321,800	312,900	989,100	921,500
Total operating expenses	1,113,700	1,101,800	3,599,600	3,352,400

Loss from operations	(224,900)	(231,500)	(959,100)	(1,197,700)

Other income (expense):
Interest expense	(237,000)	(222,400)	(685,900)	(654,000)
Other income (expense)	-	-	150,300	20,100
Total non-operating expense, net	(237,000)	(222,400)	(535,600)	(633,900)

Loss from continuing operations	(461,900)	(453,900)	(1,494,700)	(1,831,600)

Income (loss) from discontinued operations, net of tax	-	(400)	3,700	159,900

Net Loss	(461,900)	(454,300)	(1,491,000)	(1,671,700)

Less: Net income (loss) attributable to non-controlling interest	(800)	(2,200)	(3,100)	(1,500)

Net Loss attributable to SEER common stockholders	$(461,100)	$(452,100)	$(1,487,900)	$(1,670,200)

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Income from discontinued operations, per share	0.00	(0.00)	0.00	0.00
Net Loss per share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.01)	(0.01)	(0.02)	(0.03)
Income from discontinued operations, per share	0.00	(0.00)	0.00	0.00
Net Loss per share, basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding – basic	65,088,575	65,088,575	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,088,575	65,088,575	65,088,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional	Common	Stock			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	Non-controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,377,900)	(1,949,500)	(13,288,500)

Net income (loss)	-	-	-	-	-	-	-	(352,200)	(900)	(353,100)

Balances at March 31, 2024	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,730,100)	(1,950,400)	(13,641,600)

Net income (loss)	-	-	-	-	-	-	-	(674,600)	(1,400)	(676,000)

Balances at June 30, 2024	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(35,404,700)	(1,951,800)	(14,317,600)

Net income (loss)	-	-	-	-	-	-	-	(461,100)	(800)	(461,900)

Balances at September 30, 2024	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(35,865,800)	$(1,952,600)	$(14,779,500)

					Additional	Common	Stock			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Accumulated	Non-controller	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

Net income (loss)	-	-	-	-	-	-	-	(779,400)	2,800	(776,600)

Balances at March 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,784,500)	(1,939,000)	(11,684,600)

Net income (loss)	-	-	-	-	-	-	-	(438,700)	(2,100)	(440,800)

Balances at June 30, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(33,223,200)	(1,941,100)	(12,125,400)

Net income (loss)	-	-	-	-	-	-	-	(452,100)	(2,200)	(454,300)

Balances at September 30, 2023	-	$-	65,088,600	$65,100	$22,973,800	$25,000	$(25,000)	$(33,675,300)	$(1,943,300)	$(12,579,700)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(1,494,700)	$(1,831,600)
Income (loss) from discontinued operations	3,700	159,900
Net Loss	(1,491,000)	(1,671,700)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,400	16,800
Gain on sale of fixed assets	500	-
Gain on assets held for sale	(5,300)	(175,600)
Bad debt	-	(10,900)
Changes in operating assets and liabilities:
Accounts receivable	(127,300)	260,600
Contract assets	(17,300)	121,400
Inventory	14,700	(7,000)
Prepaid expenses and other assets	(223,200)	93,200
Accounts payable, accrued liabilities, and customer deposits	1,090,200	350,300
Contract liabilities	(144,000)	120,800
Deferred revenue	243,400	14,600
Assets and liabilities held for sale	(8,400)	(31,500)

Net cash used in operating activities	(656,300)	(919,000)
Cash flows from investing activities:
Purchase of property and equipment	(22,700)	-
Proceeds from the sale of fixed assets held for sale	59,500	338,500
Net cash (used) provided by investing activities	36,800	338,500
Cash flows from financing activities:
Payments of notes and capital lease obligations	(201,200)	(241,100)
Proceeds from short-term and long-term debt	805,000	850,000

Net cash provided by financing activities	603,800	608,900
Net increase (decrease) in cash	(15,700)	28,400
Cash at the beginning of period	57,900	21,500
Cash at the end of period	$42,200	$49,900

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,700	$23,500
Financing of prepaid insurance premiums	$37,400	$51,100

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $35.9 million as of September 30, 2024, and for the nine months ended September 30, 2024, we incurred a net loss from continuing operations of approximately $1.5 million. As of September 30, 2024, our current liabilities exceeded our current assets by approximately $13.1 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of September 30, 2024, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the nine months ended September 30, 2024, the Company raised approximately $0.8 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes of $0.2 million, for a net cash provided by financing activities of approximately $0.6 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be the ability to license and or sell, permit and operate through the Company’s joint ventures. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the nine months ended September 30, 2024, and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	September 30, 2024	December 31, 2023
	(unaudited)	*
Finished goods	$2,100	$16,800

Total inventory	$2,100	$16,800

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the nine months ended September 30, 2024, and 2023 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of September 30, 2024, and 2023. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has filed federal and state tax returns through December 31, 2023. The tax periods for the years ending December 31, 2021, through 2023 are open to examination by federal and state authorities.

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

Disaggregation of Revenue (Unaudited)

Three months ended September 30, 2024
Environmental Solutions

Sources of Revenue
Product sales	$720,000
Media sales	168,800
Total Revenue	$888,800

Three months ended September 30, 2023
Environmental Solutions

Sources of Revenue
Product sales	673,100
Media sales	197,200
Total Revenue	$870,300

Nine months ended September 30, 2024
Environmental Solutions

Sources of Revenue
Product sales	$2,007,800
Media sales	632,700
Total Revenue	$2,640,500

Nine months ended September 30, 2023
Environmental Solutions

Sources of Revenue
Product sales	$1,536,000
Media sales	618,700
Total Revenue	$2,154,700

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
				Deferred	Deferred
	Accounts Receivable, net	Contract Assets	Contract Liabilities	Revenue (current)	Revenue (non-current)
Balance as of September 30, 2024 (unaudited)	$468,100	$34,300	$685,800	$286,700	$-
Balance as of December 31, 2023*	340,800	17,000	829,800	43,300	-
Increase (decrease)	$127,300	$17,300	$(144,000)	$243,400	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.0 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	September 30, 2024	December 31, 2023
	(unaudited)	*
Field and shop equipment	$397,600	$398,100
Vehicles	72,500	72,500
Furniture and office equipment	274,600	255,400
Leasehold improvements	36,200	36,200

	780,900	762,200
Less: accumulated depreciation and amortization	(734,000)	(728,600)
Property and equipment, net	$46,900	$33,600

Depreciation expense for the three months ended September 30, 2024, and 2023 was $2,900 and $4,900, respectively. For the three months ended September 30, 2024, and 2023, depreciation expense included in cost of goods sold was $1,900 and $4,900, respectively. For the three months ended September 30, 2024, and 2023, depreciation expense included in selling, general and administrative expenses was $1,000 and $0, respectively.

Depreciation expense for the nine months ended September 30, 2024, and 2023 was $8,900 and $14,700, respectively. For the nine months ended September 30, 2024, and 2023, depreciation expense included in cost of goods sold was $5,900 and $14,700, respectively. For the nine months ended September 30, 2024, and 2023, depreciation expense included in selling, general and administrative expenses was $3,000 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

	September 30, 2024 (unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(668,600)	15,400
Trade name	54,900	(54,900)	-
	$781,400	$(766,000)	$15,400

	December 31, 2023*
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(666,100)	17,900
Trade name	54,900	(54,900)	-
	$781,400	$(763,500)	$17,900

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $900 and $700 for the three months ended September 30, 2024, and 2023, respectively. Amortization expense was $2,500 and $2,100 for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s September 30, 2024, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s September 30, 2024, Consolidated Balance Sheets. As of September 30, 2024, total right-of-use assets and operating lease liabilities were approximately $143,200 and $164,400, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the nine months ended September 30, 2024, the Company recognized approximately $62,700 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (unaudited):

	Nine months ended September 30,
	2024	2023

Cash paid for operating lease liabilities	$97,000	$123,500
Weighted-average remaining lease term	23 months	35 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of September 30, 2024 were as follows:

2025	$23,000
2026	93,600
2027	64,000
2028	-
2029	-
Thereafter	-
180,600
Less imputed interest	(16,200)
Total lease liabilities	164,400

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)	*
Accrued compensation and related taxes	$114,000	$89,000
Accrued interest	4,054,200	3,396,700
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	56,300	51,000
Other	115,800	72,600
Total Accrued Liabilities	$4,490,300	$3,759,300

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	September 30,	December 31,
	2024	2023
	(unaudited)	*
Revenue recognized	$1,174,500	$621,800
Less: billings to date	(1,140,200)	(604,800)
Contract assets	34,300	17,000
Billings to date	2,752,500	2,262,000
Revenue recognized	(2,066,700)	(1,432,200)
Contract liabilities	$685,800	$829,800

NOTE 9 – INVESTMENTS

Paragon Waste Solutions LLC

Since its inception through September 30, 2024, the Company has provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

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

On June 30, 2023, the Company exchanged its interest in PSMW in exchange for a 2% interest in Amlon Holdings when PSWM was acquired by Amlon Holdings.

NOTE 10 – DEBT

Debt as of September 30, 2024 (Unaudited), and December 31, 2023*, was comprised of the following:

	Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt		Total

Balance December 31, 2023	$4,243,100		$1,605,000	$509,800	$1,843,900		$8,201,800
Increase in borrowing	842,400	(1)	-	-	-		842,400
Principal reductions	(133,700)		-	(7,100)	-		(140,800)
Long term debt to current	-		-	4,900	(4,900)		-
Amortization of debt discount	-		-	-	-		-
Balance September 30, 2024	$ 4,951,800	(2)	$1,605,000	$507,600	$ 1,839,000	(3)	$8,903,400

(1)	A) Secured note payable of $150,000, secured by certain receipts and equity, dated January 31, 2024, interest at an annual rate of 8.0% simple interest. For the nine months ended September 30, 2024, the Company recorded interest expense of $8,000. There was $8,000 accrued and unpaid interest as of June 30, 2024. B) An unsecured note payable of $30,000, dated March 27, 2024, interest at an annual rate of 8% simple interest and matures on May 31, 2024. For the nine months ended September 30, 2024, the Company recorded interest expense of $1,200. There was $1,200 accrued and unpaid interest as of September 30, 2024. C) An unsecured note payable of $37,400, dated February 6, 2024, interest at an annual rate of 10% interest and is payable in ten payments ending in November of 2024. For the nine months ended September 30, 2024, the Company recorded interest expense of $1,600. There was $0 accrued and unpaid interest as of September 30, 2024. D) A secured note payable of $200,000, dated April 12, 2024, interest at an annual rate of 8% simple interest and matures on April 11, 2025. For the nine months ended September 30, 2024, the Company recorded interest expense of $7,500. There was $7,500 accrued and unpaid interest as of September 30, 2024. E) A secured note payable of $100,000, dated July 12, 2024, interest at an annual rate of 8% simple interest and matures on September 1, 2024, with a minimum interest payable of $3,750. For the nine months ended September 30, 2024, the Company recorded interest expense of $3,750. Both principal and interest were paid during the nine months ended September 30, 2024. F) A secured note payable of $100,000, dated August 22, 2024, interest at an annual rate of 8% simple interest and matures on December 1, 2024, with a minimum interest payable of $3,750. For the nine months ended September 30, 2024, the Company recorded interest expense of $900. There was $900 accrued and unpaid interest as of September 30, 2024. G) A secured note payable of $75,000, dated August 9, 2024, interest at an annual rate of 8% simple interest and matures on August 8, 2025. For the nine months ended September 30, 2024, the Company recorded interest expense of $900. There was $900 accrued and unpaid interest as of September 30, 2024. H) A secured note payable of $150,000, dated August 10, 2024, interest at an annual rate of 8% simple interest and matures on August 9, 2025. For the nine months ended September 30, 2024, the Company recorded interest expense of $1,700. There was $1,700 accrued and unpaid interest as of September 30, 2024.
(2)	The balance consists of $4,433,800 of secured notes, and $508,000 unsecured notes payable.
(3)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest due to certain related parties are as follows:

	September 30, 2024	December 31, 2023
	(unaudited)	*
Short term notes	$125,000	$125,000
Accrued interest	88,000	76,400
Total short-term notes and accrued interest - Related parties	$213,000	$201,400

NOTE 12 – EQUITY TRANSACTIONS

2024 Common Stock Transactions

During the nine months ended September 30, 2024, no new equity transactions have occurred.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

The Company had sales from operations from one, and three customers, for the nine months ended September 30, 2024, and 2023 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 17% and 38% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For nine months ended September 30, 2024 and 2023, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Nine months ended September 30,
	2024	2023
Options	875,000	1,000,000
Convertible notes payable, including accrued interest	3,644,800	3,443,000
	4,519,800	4,443,000

NOTE 15 – DISCONTINUED SEM OPERATIONS

On January 1, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue the then-current media production operations of the Company’s wholly owned subsidiary, SEM, LLC. For the unaudited nine months ended September 30, 2024 and 2023, all media production operations from SEM have been reported as discontinued operations. Management intends to use the SEM entity for the delivery of biochar kilns to Biochar Now and, further, to commence SEER’s own biochar production in Texas under a joint venture license from Biochar Now.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	September 30,	December 31,
	2024	2023
	(unaudited)	*
ASSETS
Property and equipment, net	$-	54,300
Total Assets held for sale	$-	$54,300

LIABILITIES
Accounts payable	$24,500	25,700
Accrued liabilities	10,000	10,000
Current portion of long-term debt	-	7,200
Total current liabilities	34,500	42,900

Long-term debt	-	-

Total liabilities held for sale	$34,500	$42,900

Major classes of line items constituting pretax income on discontinued operations (unaudited):

	For the nine months ended
	September 30,
	2024	2023

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	(14,700)
Salaries and related expenses	-	-
Other income (expense)	-	174,600
Gain on sale of assets held for sale	3,700	-
Total income (expense)	3,700	159,900

Operating income (loss)	3,700	159,900
Income tax benefit	-	-

Total income (loss) from discontinued operations	$3,700	$159,900

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our current reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the (unaudited) three and nine months ended September 30, 2024 and 2023 is as follows:

Three Months Ended September 30,

2024	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$888,800	$-	$-	$888,800
Depreciation and amortization	200	-	3,600	3,800
Interest expense	200	-	236,800	237,000
Net income (loss) attributable to SEER common stockholders	119,200	(2,500)	(577,800)	(461,100)
Capital expenditures (cash and noncash)	-	-	-	-
Total assets	$892,200	$-	$290,100	$1,182,300

2023		Environmental	Solid
		Solutions	Waste	Corporate	Total

Revenue		$870,300	$-	$-	$870,300
Depreciation and amortization		5,600	-	-	5,600
Interest expense		400	-	222,100	222,500
Stock-based compensation		-	-	-	-
Net income (loss) attributable to SEER common stockholders		66,800	(1,700)	(518,700)	(453,600)
Capital expenditures (cash and noncash)		-	-	-	-
Total assets	(1)	$554,800	$-	$532,200	$1,087,000

Nine Months Ended September 30,

2024	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$2,640,500	$-	$-	$2,640,500
Depreciation and amortization	5,900	-	5,500	11,400
Interest expense	600	-	685,300	685,900
Net income (loss) attributable to SEER common stockholders	182,800	(900)	(1,669,800)	(1,487,900)
Capital expenditures (cash and noncash)	19,200	-	3,500	22,700
Total assets	$892,200	$-	$290,100	$1,182,300

2023		Environmental	Solid
		Solutions	Waste	Corporate	Total

Revenue		$2,154,700	$-	$-	$2,154,700
Depreciation and amortization		16,800	-	-	16,800
Interest expense		700	-	653,300	654,000
Net income (loss) attributable to SEER common stockholders		(55,700)	6,800	(1,621,300)	(1,670,200)
Capital expenditures (cash and noncash)		-	-	-	-
Total assets	(1)	$554,800	$-	$532,200	$1,087,000

(1)	Segment information excludes the results of SEM media operations. SEM discontinued its media operations as of January 1, 2023, except net income (loss), of which SEM media operations is categorized as discontinued operations. (See Note 15)

NOTE 17 – SUBSEQUENT EVENTS

In October 2024, the Company received proceeds of $300,000 by issuing a secured short-term promissory note, bearing interest at a rate of 8% per annum, and maturing on November 22, 2024. The interest rate increases to 12% after November 22, 2024, if not paid in full.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to promoting both domestic and international sales. Revenue and expenses of PelleChar were not material for the period ended September 30, 2024.

Joint Ventures

Eco SEER Saudi: On December 17, 2022, SEER and Eco Tadweer (“ET”), a business entity incorporated in the Kingdom of Saudi Arabia (“KSA”) entered into a joint venture with SEER owning a minority, non-controlling 49% interest in the joint venture. The purpose of the joint venture is to market and monetize SEER’s technologies in and around the KSA. While SEER is entitled to appoint one of three managers, ET is responsible for funding, operation and management of the joint venture. Eco SEER has had minimal operations as of September 30, 2024.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $35.9 million as of September 30, 2024, and $33.7 million as of September 30, 2023. For the nine months ended September 30, 2024, the Company incurred a net loss from continuing operations of approximately $1.5 million. The Company had a working capital deficit of approximately $13.1 million as of September 30, 2024. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of September 30, 2024, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the nine months ended September 30, 2024, the Company raised approximately $0.8 million from the issuance of short-term, for a net cash provided by financing activities of approximately $0.6 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing the media production of SEM, a specific line of business with historically insufficient margins. The Company has limited common shares available for issue which may limit the ability to raise capital or settle debt through issuance of shares. The Company continues to own a small amount of equity in Biochar Now, LLC (less than 1%) which it intends to leverage or sell back. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended September 30, 2024, and 2023

Total revenues were consistent at $0.9 million for the three months ended September 30, 2024, and 2023, respectively.

Operating expenses, which include cost of products, general and administrative (G&A) expenses, and salaries and related expenses, were consistent at approximately $1.1 million for both the three months ended September 30, 2024 and 2023.

Total other income and expense was a net expense of approximately $0.2 million for the three months ended September 30, 2024 and approximately $0.2 million for the three months ended September 30, 2023. The majority of other income and expense is interest expense, which was consistent at $0.2 million for both the three months ended September 30, 2024 and 2023.

There is no provision for income taxes for both the three months ended September 30, 2024, and 2023, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2024, and 2023.

Loss from continuing operations was approximately $0.5 million and $0.6 million, for the three months ended September 30, 2024 and 2023, respectively. The net loss attributable to SEER after deducting $800 for the non-controlling interest was approximately $0.5 million for the three months ended September 30, 2024, which was consistent compared to a net loss of approximately $0.5 million, after adding $2,200 in non-controlling interest and deducting $400 loss from discontinued operations, for the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024, and 2023

Total revenues were $2.6 million and $2.2 million for the nine months ended September 30, 2024, and 2023, respectively. The increase of approximately $0.4 million, or 18% in revenues comparing the nine months ended September 30, 2024, to the nine months ended September 30, 2023, is attributable to our product percent-complete contract revenue increasing due to several material projects being postponed from prior periods due to site preparation delays, coming online, and the delivery of ordered kilns to BioChar.

Operating expenses, which include cost of products, general and administrative (G&A) expenses, and salaries and related expenses, were approximately $3.6 million for the nine months ended September 30, 2024 and approximately $3.4 million for the nine months ended September 30, 2023. Product costs increased $0.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to above mentioned kiln deliveries in the second quarter of 2024, and increased activity in our percent-complete contracts. G&A expenses decreased $0.1 million, primarily due to reduced professional and accounting fees.

Total other income and expense was a net expense of approximately $0.5 million for the nine months ended September 30, 2024 and approximately $0.6 million for the nine months ended September 30, 2023. The majority of other income and expense is interest expense, which was consistent at $0.7 million for both the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 we also had approximately $0.2 million in other income, a result of selling equity units the Company owned in Biochar Now, LLC.

There is no provision for income taxes for both the nine months ended September 30, 2024, and 2023, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2024, and 2023.

Loss from continuing operations was approximately $1.5 million and $1.8 million, for the nine months ended September 30, 2024 and 2023, respectively. The net loss attributable to SEER after deducting $3,200 for the non-controlling interest, and adding a gain from discontinued operations of $3,700 was approximately $1.5 million for the nine months ended September 30, 2024, as compared to a net loss of approximately $1.7 million, after adding $1,500 in non-controlling interest and adding $159,900 gain from discontinued operations, for the nine months ended September 30, 2023.

Results of Discontinued Operations for the Nine Months Ended September 30, 2024 and 2023

As of January 1, 2023, the Company abandoned its media production operations of its SEM subsidiary. All revenue and expenses of our SEM subsidiary for 2023 are classified as discontinued operations.

	For the nine months ended
	September 30,
	2024	2023

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	(14,700)
Salaries and related expenses	-	-
Other income (expense)	-	174,600
Gain on sale of assets held for sale	3,700	-
Total income (expense)	3,700	159,900

Operating income (loss)	3,700	159,900
Income tax benefit	-	-

Total income (loss) from discontinued operations	$3,700	$159,900

There is no provision for income taxes for both the nine months ended September 30, 2024, and 2023, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of September 30, 2024 and 2023.

Changes in Cash Flow

Operating Activities

The Company had net cash used by operating activities for the nine months ended September 30, 2024 of $0.7 million, and for the nine months ended September 30, 2023 of $0.9 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of intangible assets, and gain on the sale of fixed assets, bad debt, as well as fixed assets held for sale. Net loss of $1.7 million for the nine months ended September 30, 2023 decreased to $1.5 million for the nine months ended September 30, 2024. Non-cash adjustments increased cash provided of $6,600 for the nine months ended September 30, 2024, compared to cash used of $0.2 million for the nine months ended September 30, 2023.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include:

a)	changes in accounts payable, accrued liabilities, and customer deposits provided $1.1 million in the first nine months of 2024, compared to providing $0.4 million in the first nine months of 2023,
b)	changes in deferred revenue provided $0.2 million in the first nine months of 2024, compared to providing $14,600 in the first nine months of 2023,
c)	changes in accounts receivable used $0.1 million in the first nine months of 2024, compared to providing $0.3 million in the first nine months of 2023,

d)	changes in prepaid expenses and other assets used $0.2 million in the first nine months of 2024, compared to providing $0.1 million in the first nine months of 2023,
e)	changes in contract liabilities used $0.1 million in the first nine months of 2024, compared to providing $14,600 in the first nine months of 2023, and
f)	changes in contract assets used $17,300 in the first nine months of 2024, compared to providing $0.1 million in the first nine months of 2023.

Investing activities

Net cash provided by investing activities was $36,800 for the nine months ended September 30, 2024, compared to providing $0.3 million for the nine months ended September 30, 2023. The Company sold fixed assets held for sale during the nine months ended September 30, 2024, collecting $0.1 million. The Company sold fixed assets held for sale during the nine months ended September 30, 2023, collecting $0.3 million. Purchase of property and equipment during the nine months ended September 30, 2024 amounted to $22,700.

Financing Activities

Net cash provided by financing activities was approximately $0.6 million for the nine months ended September 30, 2024, consistent with providing $0.6 million for the nine months ended September 30, 2023. The Company’s financing activities for both periods consist of new borrowing, net of any principal payments made during the period.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $24,200 has been reserved as of both September 30, 2024, and December 31, 2023.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the food, beverage, and agricultural space, as well as water treatment and landfill industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2024, and December 31, 2023, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of September 30, 2024.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of September 30, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of September 30, 2024. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing. Unpaid interest is approximately $30,000 as of the date of this report.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $60,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of September 30, 2024. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $223,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $324,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $63,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $31,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $139,700 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $74,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $171,200 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured short-term note issued on August 15, 2022, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $106,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on July 20, 2022, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $17,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured long-term note issued on July 13, 2018, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 20% per annum, which is a total of approximately $622,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $350,000 secured short-term note issued on January 20, 2023, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $47,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $300,000 secured short-term note issued on March 10, 2023, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $37,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $200,000 secured short-term note issued on May 16, 2023, was past due as of September 30, 2024. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $21,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: November 19, 2024	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

