Form 10-K
period 2024-12-31
Strategic Environmental & Energy Resources, Inc.
filed 2025-06-06
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2024

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

Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter; 61,482,260 shares of common stock held by non-affiliates with an aggregate market value of $4,918,581, based upon a closing price of $0.08 per share.

As of June 6, 2025, there were 68,698,575 shares of the registrant’s $.001 par value common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Strategic Environmental & Energy Resources, Inc.

Form 10-K for the year ended December 31, 2024

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

The Company’s domestic strategy is to grow internally through SEER’s subsidiaries that have well-established revenue streams and, simultaneously, establish long-term alliances with and/or acquire complementary domestic businesses in rapidly growing markets for renewable energy, waste management/treatment, emissions capture and conditioning, and environmental soil amendments and organic fertilizers. The focus of the SEER family of companies, however, is to increase margins by securing or developing proprietary patented and patent-pending technologies and then leveraging its 25-plus-year service experience to place these innovations and solutions into several, growing international markets.

With its diverse technologies and environmental solution offerings, SEER currently participates in worldwide markets of environmental compliance, renewable “green gas” energy, gaseous and solid medical/pharmaceutical waste minimization/management, and organic fertilizers and soil amendments. Most recently, SEER is focusing on decarbonization technologies and strategies, as well as monetization and tokenization of fully-insured biochar carbon credits.

There are ever-increasing domestic and international carbon emissions regulations and offset programs, as well as statutory programs at the local, state, federal and international levels that create and mandate the need for renewable energies and waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste.

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to promoting both domestic and international sales. Revenue and expenses of PelleChar were not material for the period ended December 31, 2024.

Joint Ventures

Eco SEER Saudi: On December 17, 2022, SEER and Eco Tadweer (“ET”), a business entity incorporated in the Kingdom of Saudi Arabia (“KSA”) entered into a joint venture with SEER owning a minority, non-controlling 49% interest in the joint venture. The purpose of the joint venture is to market and monetize SEER’s technologies in and around the KSA. While SEER is entitled to appoint one of three managers, ET is responsible for funding, operation and management of the joint venture. Eco SEER has had minimal operations as of December 31, 2024.

Segment Information

The Company currently has identified two segments as follows:

		% of Annual Revenues
		2024	2023
MV, SEM, PelleChar	Environmental Solutions	100%	100%
PWS	Solid Waste	-%	-%

The Eco SEER Saudi Joint Venture is not currently operating but when operations commence it will be part of the Environmental Solutions segment. Having been sold, the Paragon Southwest Joint Venture is not currently operating. Any revenue generated from PWS’s international marketing efforts will be part of the Solid Waste segment.

As of December 31, 2024, we had four customers who comprised 10% or more of our accounts receivable and had a balance of approximately $481,800. As of December 31, 2023, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $289,100. See Item 1A Risk Factors.

Financial Condition

As shown in the accompanying consolidated financial statements, we have has experienced recurring losses and has an accumulated deficit of approximately $36.2 million as of December 31, 2024, and for the year ended December 31, 2024, we incurred a net loss from continuing operations of approximately $1.8 million. As of December 31, 2024, our current liabilities exceeded our current assets by approximately $13.3 million. These factors raise substantial doubt about our ability to continue to operate as a going concern.

Industry

With its diverse services, technologies, and environmental solution offerings, SEER participates in the worldwide markets of environmental compliance, renewable energy, gaseous and solid waste minimization/management, and organic fertilizers and soil amendments. There are ever-increasing emissions and solid waste regulations, as well as statutory programs at the local, state, federal and international levels that create and mandate the need for renewable energies and waste minimization, proper handling, storage, treatment and disposal of virtually all types of waste. Most recently, there has been a growing number of international policies and programs encouraging and, in some instances, mandating the offset of carbon footprint by the reduction of CO2 generation or purchase of carbon offsets. This has given rise to a rapidly growing industry and an increasing value of decarbonization technologies and associated carbon credits.

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

These and countless other similar regulatory and carbon offset programs mandate the need for environmental technologies such as those offered by SEER and its companies.

Business Strategy

SEER’s operations to date have been fueled by a combination of synergistic and vertical integration, acquisitions, strategic alliances and organic growth. SEER acquired MV as a wholly owned subsidiary. In 2015 SEM was created to produce the media required for MV systems. Cheaper alternatives have arisen in the market and it is no longer profitable to produce in house media. We intend to repurpose the SEM entity and continue pursuing an aggressive strategy of both acquisitions, strategic partnerships, and organic growth while expanding our geographic footprint into other regions of the United States and foreign markets.

Potential go-forward strategies include utilizing our wholly-owned SEM entity and developing a biochar production facility in Texas. This facility would not only generate high-margin revenue from the sale of biochar, it would create a recurring stream of valuable biochar carbon credits that can be insured and sold on the international markets. SEER has established strategic partnerships with specialized carbon credits trading companies to assist it in potential sales and

SEER will continue to leverage and monetize its patented technologies such a s the V3RU and the CoronaLux™ technologies. We intend to explore licensing relationships with larger, established companies to generate sustainable revenue streams from domestic and international applications.

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

In 2013, PWS filed provisional and non-provisional patent applications in the name and for the benefit of SEER arising out of and related to its waste disposal technology involving a “pyrolytic first phase and a “cold plasma” second phase system referred to as “plasma light,” or CoronaLux™ technology. In October 2014 SEER was issued patent No. 8,870,735 for this CoronaLux™ technology. In 2014, PWS filed a provisional patent related to destruction of volatile organic compounds. A pyrolytic process is basically the decomposition of any material at elevated temperatures in a very low oxygen-containing atmosphere, as compared to conventional incineration or pyrolysis processes. In July 2016 SEER was issued patent No. 9,393,519 for this CoronaLux™ technology. In January 2017 SEER was issued patent No. 9,550,148 for heavy metal control adding to the pollution control aspect of the CoronaLux™ technology. The patents will expire in or around 2033. In July 2022, the Company exchanged its patents and related technology to its joint venture, PSMW, in exchange for units in PSMW. IN or around 2023, those units were sold in a stock-for-stock transaction, and the Company now has a small equity ownership in Amlon Holdings.

Competition

The industrial services industry is highly competitive. We compete with several small and medium-sized companies in the gas treatment sector. In the face of this competition, we have been effective in maintaining our revenue opportunities due to the wide range of environmental solutions we offer, a competitive pricing structure, our innovative and proprietary/patent-pending technologies, and a reputation for reliability, built over the nearly 25 years of business operations as well as the care we take in performing and completing each customer project.

The international medical waste industry is also highly competitive with fewer, but larger businesses in the space and one entity having a dominant position in the industry.

In all its businesses, the Company currently holds very small parts of very large and growing markets. MV competes by providing superior hydrogen sulfide (“H2S”) “scrubbing” solutions that result in more cost-effective removal of H2S from process gas streams. H2S is highly corrosive and is a precursor to sulfur dioxide, a highly regulated air pollutant. Therefore, removing H2S from industrial process waste streams is essential to enhance personnel safety, extend the life of industrial equipment, and minimize resulting air pollution. In the markets served by MV there are several competing technologies employed such as: biological scrubbing, chemical scrubbing, and dry scrubbing with activated carbon. PWS competes by offering a unique on-site, on-demand waste destruction solution, eliminating the need for waste segregation, transportation, incineration, autoclaving and/or landfilling; in turn, eliminating all of the associated costs and legacy liabilities associated with current options for medical waste handling. We believe that the patented CoronaLux™ technology results in a superior option in the medical waste management sector and in ultimate emissions cleaner than other solutions available in the market. In July 2022, the Company exchanged its patents and related technology to its joint venture, PSMW, in exchange for units in PSMW which were then sold on a stock-for-stock exchange.

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

Research and Development

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. We spent approximately $0 on R&D for the years ended December 31, 2024, and 2023. As the Company brings its organic fertilizer products, Pellechar10™ and Pellechar30™, to market, it plans to allocate a small R&D budget in fiscal year 2025, anticipated to be less than $50,000.

Employees

As of December 31, 2024, we employed 11 non-union hourly and salaried employees, 2 of which was part-time.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since inception and have an accumulated deficit of approximately $36.2 million as of December 31, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to develop profitable operations. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently have a substantial amount of outstanding indebtedness. As of December 31, 2024, we had an accumulated deficit of approximately $36.2 million, with total current assets and liabilities of approximately $1.2 million and $14.5 million respectively. Included in the liabilities are approximately $5.2 million of short-term notes, $0.125 million of short-term notes to a related party and approximately $1.6 million of convertible notes.

There can be no assurance that we will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. As of December 31, 2024, we have cash and cash equivalent assets of $0.5 million. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

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

We continue to incur losses in operations. We have experienced recurring losses and have accumulated a deficit of approximately $36.2 million as of December 31, 2024. For the year ended December 31, 2024, we had a net loss from continuing operations of approximately $1.8 million. We had a working capital deficit of approximately $13.3 million as of December 31, 2024. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern. It may be necessary for us to rely on external financing to supplement working capital to meet our liquidity needs in the fiscal years ended 2025 and 2026. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2024 revenues.

As of December 31, 2024, we had two customers with sales in excess of 10% of our revenues. There are risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. These customers may pressure us to reduce the prices we charge for our products and services which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If either of our two largest customers terminates our arrangements, such termination would negatively affect our revenues and results of operations.

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

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we hold several patents, and there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our board of directors has the authority to issue up to 70,000,000 shares of our common stock at December 31, 2024, which was expanded by shareholder vote to 320,000,000 effective February 18, 2025. Any issuance of equity or securities convertible into or exchangeable for our equity securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing stockholders.

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

Quarter Ended	High	Low
December 31, 2024	$0.13	$0.02
September 30, 2024	$0.11	$0.05
June 30, 2024	$0.13	$0.04
March 31, 2024	$0.11	$0.04
December 31, 2023	$0.07	$0.03
September 30, 2023	$0.19	$0.05
June 30, 2023	$0.29	$0.13
March 31, 2023	$0.30	$0.06

Stockholders

As of June 4, 2025, there were approximately 81 recordholders holding 68,698,575 common shares issued and outstanding. There are no preferred shares issued or outstanding.

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

Recent Sales of Unregistered Securities

In December, 2024, our Board of Directors acted by written consent in lieu of a meeting, to adopt and approve an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 70,000,000 common shares with a par value of $0.001 to 320,000,000 common shares with a par value of $0.001(a net increase of 250,000,000 common shares). A SEC form Pre-14C was filed with the Securities and Exchange Commission on January 28, 2025, and after the required waiting period, the Company a SEC Form Def-14C on February 14, 2025, effecting the increase in authorized shares of the Company. An Amendment to the Company’s Articles of Incorporation increasing the authorized number of common shares was filed with Nevada Secretary of State on February 18, 2025.

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

Financial Condition

As of December 31, 2024, we had approximately $13.3 million in negative working capital, which represents a decrease of approximately $1.7 million from $11.6 million in negative working capital as of December 31, 2023. The primary reason for that working capital deficit increase from December 31, 2023 to December 31, 2024, is due an increase in accrued liabilities, short term borrowings, and contract liabilities, offset by an increase in cash, and accounts receivable.

As shown in the accompanying consolidated financial statements, we have experienced recurring losses, and has accumulated a deficit of approximately $36.2 million as of December 31, 2024, and $34.4 million as of December 31, 2023. For the years ended December 31, 2024 and 2023, respectively, we incurred net losses of approximately $1.8 million and $2.4 million.

Realization of a major portion of our assets as of December 31, 2024, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. In addition, we have undertaken a number of specific steps to continue to operate as a going concern. We continue to focus on developing organic growth in our operating companies, diversifying our service customer base and market concentrations and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing a line of business with insufficient margins. Critical to achieving profitability will be our ability to license and or sell, permit and operate through our joint ventures and licensees our CoronaLux™ waste destruction units. We have increased our business development efforts to address opportunities identified in expanding domestic markets attributable to increased federal and state emission control regulations and a growing demand for energy conservation and renewable energies. In addition, the Company is evaluating various forms of financing that may be available to it. There can be no assurance that the Company will secure additional financing for working capital on favorable terms or at all, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Continuing Operations for the Years Ended December 31, 2024, and 2023

Total revenues were $4.3 million and $2.9 million for the years ended December 31, 2024, and 2023, respectively. The increase of approximately $1.4 million or 49% in revenues comparing the year ended December 31, 2024, to the year ended December 31, 2023, is attributable to the increases in revenues from our products revenue of 41% and our media sales revenue of 41% from December 31 2023. Our revenue recognized over time using a measure of progress increased due to several material projects being postponed due to site preparation delays and capital constraints of the Company in FY 2023. Media sales have also increased, as the Company’s capital constraints have slowed our ability to produce media and fill orders in FY 2023 was relieved to some degree in 2024. We cannot assure conditions will continue to improve, but we believe FY 2023 was an anomalous year with these slowdowns and constraints.

Operating expenses, which include cost of products, general and administrative (G&A) expenses, salaries and related expenses, and impairment were approximately $5.3 million and $4.6 million for the years ended December 31, 2024, and 2023. Product costs increased approximately $0.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 due to above revenue recognized over time using a measure of progress increased, as well as cost of media delivered. Expense due to impairment decreased $0.2 million offsetting the increase in product costs.

Total non-operating income or expense, net was $0.8 million of other expense for the year ended December 31, 2024, compared to $0.9 million of other income for the year ended December 31, 2023. During the year ended December 31, 2024, the Company incurred interest expense of $0.9 million, which was consistent with the year ended December 31, 2023. The Company also recognized approximately $0.2 million during the year ended December 31, 2024, a result of selling equity units the Company owned in Biochar Now, LLC, which was $0 for the year ended December 31, 2023.

There is no provision for income taxes for both the years ended December 31, 2024, and 2023, due to our net operating loss carryforward for both periods and we continue to maintain full valuation allowances covering our net deferred tax benefits as of December 31, 2024, and 2023.

Net loss, before discontinued operations and non-controlling interest, for the year ended December 31, 2024, was $1.8 million compared to $2.5 million for the year ended December 31, 2023. The net loss attributable to SEER after deducting $4,500 for the non-controlling interest and adding a gain from discontinued operations of $3,700 was $1.8 million for the year ended December 31, 2024, as compared to net income attributable to SEER after deducting $7,700 for the non-controlling interest and deducting a loss from discontinued operations of $0.2 million was $2.4 million for the year ended December 31, 2023.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Years Ended
	December 31,
	2024	2023

Operating activities	$(436,100)	$(937,500)
Investing activities	36,800	323,600
Financing activities	$878,500	$650,300

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024, was $0.4 million compared to $0.9 million during the year ended December 31, 2023. Cash used in operating activities is driven by our net loss and adjusted by non-cash items and changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of property & equipment and intangible assets, share based payments, gain/loss on sale off fixed assets, including assets held for sale, impairment loss, and bad debt expense/recovery. In 2024, net non-cash adjustments totaled approximately $0.2 million and in 2023, net non-cash adjustments totaled ($0.1) million. In 2024 non-cash adjustments included $0.1 million related to share-based payments, relating to the issuance of Preferred Shares for consulting services. In 2023 non-cash adjustments included $0.2 million related to impairment loss, gain on assets held for sale of approximately ($0.2), and $0.1 million related to bad debt adjustment.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include: a) changes in accounts payable, accrued liabilities, and customer deposits provided $1.1 million in cash in 2024, compared to providing $0.7 million in 2023, a net increase in cash provided of $0.4 million, b) changes in accounts receivable used $0.3 million in cash in 2024, compared to cash providing of $0.5 million in 2023, a net decrease in cash provided of $0.8 million, c) changes in contract assets provided $17,000 in 2024, compared to providing $0.1 million in 2023, a net decrease in cash provided of $0.1 million, d) deferred revenue used $22,700 in 2024, compared to providing $43,300 in 2023, a net decrease in cash provided of $0.1 million.

Investing activities

Net cash used by investing activities is primarily attributable to the purchase of property and equipment, and proceeds from the sale of assets, including assets held for sale. Our net cash flow provided by investing activities was $36,800 for the year ended December 31, 2024 and provided $0.3 million for the year ended December 31, 2023. During 2024 and 2023, we had proceeds of $0.1 and $0.3 million from the sale of assets held for sale, respectively. Purchase of property, plant and equipment was $22,700 and $14,900 for the years ended December 31, 2024 and 2023, respectively.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million for 2024 and approximately $0.7 million for 2023. Proceeds from the issuance of short-term and long-term debt, was $1.2 million and $0.9 million in 2024 and 2023, respectively. Payments on notes payable were $0.3 million in 2024 and $0.2 million in 2023.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $24,200 have been reserved as of both December 31, 2024, and 2023.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the rail transport, biogas generating and wastewater treatment industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2024, and 2023, we do not believe that we have significant credit risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2024, our internal control over financial reporting were not effective, and material weaknesses over financial reporting were identified. Material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were:

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors as of March 29, 2024.

Name	Age	Position
J. John Combs III	66	President, Chief Executive Officer, Director, Chairman of the Board, Secretary
Christopher H. Dieterich	77	Director
Scott Yenzer	58	Director
Clark Knopik	54	Interim Chief Financial Officer

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

Christopher Scott Yenzer, Director, has served on the board since January 2019. Mr. Yenzer is a 35-year Energy and Environmental engineering and construction management industry veteran with demonstrated strengths in the area of global relationships and operations growth plans. Mr. Yenzer’s extensive engineering and management background includes domestic and global, commercial oil and gas transaction management for some of the world’s largest engineering firms. He provides the SEER management team with a complementary perspective that is grounded in practical, hands-on experience in growing diverse businesses. Mr. Yenzer is currently serving as COO at Well Done Foundation and Advisor to Engineering and Environmental and Board Member at a SaaS company Tacit. Prior to this and his consulting services, Mr. Yenzer was COO and co-owner of Caribou Energy Corporation, which was sold in 2017. Mr. Yenzer served as vice president of Jacobs/CH2M, responsible for developing Enterprise Account Management on the executive committee for all business groups: Oil & Gas and Chemicals, Environmental & Nuclear, Water, and Infrastructure and Power. Mr. Yenzer built the successful Oil & Gas and Chemicals Global Strategic Account Team which included BP, ExxonMobil, Shell, Conoco, Hess, TransCanada and Noble (Chevron). During his tenure with Jacobs, Mr. Yenzer has held various positions from Project Engineer to Program Manager to VP of Business Development and his CV hosts a list of impressive ‘wins’ resulting from his ability to grow relationships and revenues across all markets, while increasing value to clients.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation for each of our named executive officers for the financial years ended December 31, 2024, and 2023.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
J. John Combs III	2024	168,600	-	-	-	-	-	-	168,600
Chief Executive Officer, President and Secretary	2023	168,000	-	-	-	-	-	-	168,000

Tom Jones	2024	160,900	-	-	-	-	-	-	160,900
VP Business Development, MV Technologies	2023	168,600	-	-	-	-	-	-	168,600

Deana Chesleigh	2024	146,900	-	-	-	-	-	-	146,900
Head of People	2023	154,800	-	-	-	-	-	-	154,800

Employment Agreements

There are no employment agreements or contracts with any named executive officers.

Director Compensation

For the fiscal year ended December 31, 2024, no compensation was paid to directors other than those listed in the Summary Compensation Table above. We may implement director compensation arrangements or programs in the future.

Outstanding Equity Awards at Fiscal Year-End 2024

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Directors
Christopher H. Dieterich	-		-	-
Director

Scott Yenzer	750,000	(1)	-	0.70	09/01/2026
Director

(1)	In September 2019, Mr. Yenzer was granted options to purchase 1,000,000 shares of common stock at $0.70. The options vest quarterly over 2 years, becoming fully vested on September 1, 2021. Each tranche of vested options begins to expire 5 years after they vest, therefore these options expire quarterly, as they vested, between September 1, 2024 through September 1, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 4, 2025, certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;
●	Each executive officer who in this report are collectively referred to as the “Named Executive Officers;”
●	Each of our directors; and
●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

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

Name and address of beneficial owners	Number of shares beneficially owned (1)		Percentage of class

Joseph John Combs, III	3,606,315	(2)	5.3%
CEO, President, Secretary
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Christopher H. Dieterich	-		*
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Scott Yenzer	750,000	(3)	1.1%
Director
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

Clark Knopik	-		*
Interim Chief Financial Officer
370 Interlocken Blvd., Ste 680
Broomfield, CO 80021

LPD Investments, Ltd.	6,290,832	(4)	9.2%
25025 145 North, Ste 410
The Woodlands, TX 77380

Clyde Berg	6,010,000	(5)	8.7%
10050 Brandley Drive
Cupertino, CA 95014

Tracy Miles	3,925,316		5.7%
1814 Larchmont Ct
Lafayette, CO 80026

Carl Berg	3,500,000	(6)	5.1%
10050 Brandley Drive
Cupertino, CA 95014

First Block, Inc.	3,600,000	(7)	5.2%
1209 Stamp Creek Rd
Salem, SC 29676

All Officers and Directors as a Group (4 persons)	4,356,315	(8)	6.3%

* Represents less than 1%

(1)	“Beneficial ownership” is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2)	Consists of 3,606,315 shares owned by Mr. Combs.
(3)	Consists of options to purchase 1,000,000 shares of common stock, which were exercisable as of the date of this report.
(4)	Consists of 5,140,832 shares according to Form 13G filed on August 29, 2014, 200,000 shares of common stock issued in August 2017 related to penalty on payment of short-term debt, 250,000 shares of common stock issued in March 2018 related to a private offering, and 700,000 shares which were issued to LPD during fiscal year 2019 related to penalty on late payment of short-term note.
(5)	Consists of 3,800,000 shares owned by Mr. Clyde Berg, and 2,210,000 shares which are issuable as of December 31, 2021, related to penalty on late payment of short-term notes, issued in fiscal year 2019.
(6)	Consists of 400,000 shares owned by Mr. Carl Berg and 2,400,000 shares owned by Carl and Mary Ann Berg CRT for which Mr. Berg has beneficial ownership, 125,000 shares issuable related to a short-term note issued July 8, 2020, and 575,000 shares which are issuable as of December 31, 2021, related to long term debt issued in July 2018.
(7)	Consists of 3,600,000 shares owned by First Block, Inc. These shares were issued via a conversion of 4,000,000 Preferred Shares on February 28, 2025. the conversion also included the settlement in full of $225,000 in debt owed to First Block, Inc.
(8)	Consists of 3,606,315 shares owned by Mr. Combs and options to purchase 750,000 shares of common stock held by Mr. Yenzer, which were exercisable as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Notes payable, related parties

Notes payable, related parties and accrued interest due to certain related parties as of December 31, 2024, and 2023 are as follows:

	December 31,	December 31,
	2024	2023

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2024, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2024 is approximately $95,100. The note is held by the Estate of Dorothy Combs, the mother of John Combs, III, CEO.	125,000	125,000

Total short-term notes - related party	$125,000	$125,000

	December 31,	December 31,
	2024	2023

Accrued Interest	$95,100	$76,400
	$95,100	$76,400

Review, Approval or Ratification of Transactions with Related Persons

The Company does not maintain a written policy with respect to related party transactions and our board of directors does not routinely review potential transactions with those parties we have identified as related parties prior to the consummation of the transaction.

ITEM 14. Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the years ended December 31, 2024, and 2023:

	2024 Fees	2023 Fees
Audit Fees	$250,000	$372,900
Audit-Related Fees	-	-
Tax Fees	22,900	35,800
Total Fees	$272,900	$408,700

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The 2024 and 2023 fees include not only the annual audit fees but the review of the three quarterly 10-Q’s in 2024 and 2023, respectively.

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

a) Financial Statements

Annual Audited Consolidated Financial Statements

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

Dated: June 6, 2025	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ J. John Combs III	Chairman of the Board of Directors	June 6, 2025
J. John Combs III

/s/ Christopher Scott Yenzer	Director	June 6, 2025
Christopher Scott Yenzer

/s/ Christopher Dieterich	Director	June 6, 2025
Christopher Dieterich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Environmental & Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Environmental & Energy Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has (i) incurred significant losses since inception, (ii) has an accumulated deficit of approximately $36.2 million as of December 31, 2024 and (iii) needs to raise substantial amounts of additional funds to meet its obligations as well as afford it time to develop profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deer Park, IL

June 6, 2025
PCAOB Audit ID #318

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$537,100	$57,900
Accounts receivable, net of allowance for credit losses of $24,200 and $24,200, respectively	591,000	340,800
Inventory	2,100	16,800
Contract assets	-	17,000
Prepaid expenses and other current assets	102,600	81,400
Assets held for sale	-	54,300
Total Current Assets	1,232,800	568,200

Property and equipment, net	44,000	33,600
Intangible Assets, net	14,700	17,900
Right of use assets	126,200	191,300
Other assets	40,000	40,000

TOTAL ASSETS	$1,457,700	$851,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$905,000	$816,600
Accrued liabilities	4,756,700	3,759,300
Contract liabilities	1,129,600	829,800
Deferred revenue	20,600	43,300
Customer deposits	-	26,800
Short term notes	5,248,100	4,243,100
Short term notes and accrued interest - related party	220,100	201,400
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and finance lease obligations	506,500	509,800
Current portion of lease liabilities	72,500	72,500
Liabilities held for sale	34,500	42,900
Total Current Liabilities	14,498,600	12,150,500

Lease liabilities net of current portion	72,900	145,100
Long term debt	1,838,000	1,843,900
Total Liabilities	16,409,500	14,139,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; 4,000,000 shares issued and outstanding December 31, 2024	4,000	-
Common stock; $.001 par value; 70,000,000 shares authorized; 65,088,575 shares issued, issuable* and outstanding December 31, 2024 and December 31, 2023	65,100	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	23,113,800	22,973,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(36,180,700)	(34,377,900)
Total stockholders’ deficit	(12,997,800)	(11,339,000)
Non-controlling interest	(1,954,000)	(1,949,500)
Total Deficit	(14,951,800)	(13,288,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,457,700	$851,000

**	Includes 2,785,000 shares issuable at December 31, 2024 and December 31, 2023, per terms of note agreements.

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years Ended December 31,
	2024	2023
Revenue:
Products	$4,312,400	$2,899,600
Total revenue	4,312,400	2,899,600

Operating expenses:
Products costs	2,988,100	2,081,400
General and administrative expenses	1,040,700	1,076,100
Salaries and related expenses	1,312,600	1,243,400
Impairment - Investments	-	182,200
Total operating expenses	5,341,400	4,583,100

Loss from operations	(1,029,000)	(1,683,500)

Other income (expense):
Interest expense	(932,100)	(877,100)
Other income (expense)	150,100	20,400
Total non-operating expense, net	(782,000)	(856,700)

Loss from continuing operations	(1,811,000)	(2,540,200)

Income from discontinued operations, net of tax	3,700	159,700

Net Loss	(1,807,300)	(2,380,500)

Net loss attributable to non-controlling interest	(4,500)	(7,700)

Net Loss attributable to SEER common stockholders	$(1,802,800)	$(2,372,800)

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.03)	$(0.04)
Income from discontinued operations, per share	0.00	0.00
Net Loss per share, basic	$(0.03)	$(0.04)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.03)	(0.04)
Income from discontinued operations, per share	0.00	0.00
Net Loss per share, basic	$(0.03)	$(0.04)

Weighted average shares outstanding – basic	65,088,575	65,088,575
Weighted average shares outstanding – diluted	65,088,575	65,088,575

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non- controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2022	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(32,005,100)	(1,941,800)	(10,908,000)

Net loss	-	-	-	-	-	-	-	(2,372,800)	(7,700)	(2,380,500)

Balances at December 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,377,900)	(1,949,500)	(13,288,500)

Issuance of Preferred Stock	4,000,000	4,000			140,000					144,000

Net loss	-	-	-	-	-	-	-	(1,802,800)	(4,500)	(1,807,300)

Balances at December 31, 2024	4,000,000	4,000	65,088,600	65,100	23,113,800	25,000	(25,000)	(36,180,700)	(1,954,000)	(14,951,800)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(1,811,000)	$(2,540,200)
Income from discontinued operations	3,700	159,700
Net Loss	(1,807,300)	(2,380,500)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,000	22,600
Gain on sale of fixed assets	500	-
Share based payments	144,000	-
Gain on assets held for sale	(5,300)	(175,600)
Impairment Loss	-	182,200
Bad debt	-	(155,000)
Changes in operating assets and liabilities:
Accounts receivable	(250,200)	454,700
Contract assets	17,000	121,700
Inventory	14,700	(7,400)
Prepaid expenses and other assets	81,300	51,000
Accounts payable, accrued liabilities, and customer deposits	1,085,500	697,100
Contract liabilities	299,800	293,800
Deferred revenue	(22,700)	43,300
Assets and liabilities held for sale	(8,400)	(85,400)
Net cash used in operating activities	(436,100)	(937,500)
Cash flows from investing activities:
Purchase of property and equipment	(22,700)	(14,900)
Proceeds from the sale of fixed assets held for sale	59,500	338,500
Net cash provided by investing activities	36,800	323,600
Cash flows from financing activities:
Payments of notes and capital lease obligations	(326,500)	(239,700)
Proceeds from short-term and long-term debt	1,205,000	890,000

Net cash provided by financing activities	878,500	650,300
Net increase in cash	479,200	36,400
Cash at the beginning of period	57,900	21,500
Cash at the end of period	$537,100	$57,900

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,600	$25,700
Financing of prepaid insurance premiums	$37,400	$51,100

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

Organization and Going Concern

Strategic Environmental & Energy Resources, Inc. (“SEER,” or the “Company”), a Nevada corporation, is a provider of next-generation clean-technologies, waste management innovations and related services. SEER has two wholly owned operating subsidiaries and three majority-owned subsidiaries; all of which together provide technology solutions and services to companies primarily in the oil and gas, refining, landfill, food, beverage & agriculture, and renewable fuel industries. The two wholly owned subsidiaries are: 1) MV, LLC (d/b/a MV Technologies) (“MV”), which designs and builds biogas conditioning solutions for the production of renewable natural gas, odor control systems and natural gas vapor capture primarily for landfill operations, waste-water treatment facilities, oil and gas fields, refineries, municipalities and food, beverage & agriculture operations throughout the U.S.; and 2) Strategic Environmental Materials, LLC, (“SEM”), a materials technology company previously focused on the development of cost-effective chemical absorbents. The media production operations were discontinued during the year ended December 31, 2023. (See Note 16)

The two majority-owned subsidiaries are 1) Paragon Waste Solutions, LLC (“PWS”), and 2) PelleChar, LLC (“PelleChar”). PWS is currently owned 54% by SEER, and PelleChar is owned 51% by SEER.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses and has an accumulated deficit of approximately $36.2 million as of December 31, 2024, and for the year ended December 31, 2024, we incurred a net loss from continuing operations of approximately $1.8 million. As of December 31, 2024, current liabilities exceeded our current assets by approximately $13.3 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of December 31, 2024, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the year ended December 31, 2024, the Company raised approximately $1.2 million from the issuance of short-term and long-term debt, offset by payments of principal on short term notes of $0.3 million, for net cash provided by financing activities of approximately $0.9 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be the ability to license and or sell, permit and operate through the Company’s joint ventures. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the forecasted cash flows used in the impairment testing of intangible assets, the carrying amount of intangible assets; valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; and the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in 2023 consolidated financial statements to conform to the 2024 presentation. These reclassifications have no effect on net income for the year ended December 31, 2023.

Cash and Cash Equivalents

We consider all highly liquid debt investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Periodically, we maintain deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2024, and 2023, we did not hold any assets that would be deemed to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for credit losses of approximately $24,200 has been reserved as of both December 31, 2024, and 2023.

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

As of December 31, 2024, we had four customers who comprised 10% or more of our accounts receivable and had a balance of approximately $481,800. As of December 31, 2023, we had three customers who comprised 10% or more of our accounts receivable and had a balance of approximately $289,100.

For the year ended December 31, 2024, we had two customers who each had sales in excess of 10% of our revenue and they represented approximately 28% of total revenue. For the year ended December 31, 2023, we had two customers who each had sales in excess of 10% of our revenue and they represented approximately 29% of total revenue.

Inventories

Inventories are stated at the lower of cost or net realizable value and maintained on a first in, first out basis and includes the following amounts at December 31:

	December 31, 2024	December 31, 2023

Finished goods	$2,100	$16,800

Total inventory	$2,100	$16,800

Vendor Concentration

The Company has purchases from three vendors in both 2024 and 2023, each comprising more that 10% of total purchases. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor.

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

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the year. Earnings available to common shareholders is computed by deducting dividends and accretion on convertible preferred stock from earnings attributable to the Company. The potential diluted effect of stock options and other stock-based awards is computed using the treasury stock method whereby the weighted-average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued at the beginning of the year. The potential dilutive effect of convertible preferred stock is computed using the if-converted method whereby dividends and accretion on the convertible preferred stock are added back to the numerator, and the common shares resulting from the assumed conversion of the convertible preferred stock are included in the denominator of the diluted earnings per share calculation.

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the years ended December 31, 2024, and 2023.

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the years ended December 31, 2024, and 2023 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized at December 31, 2024 and 2023. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted this standard effective for the fiscal year 2024. Adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – REVENUE

Products Revenue

Product revenue are generated from contracts with customers, for the manufacture of products, and related media, for the removal and treatment of hazardous vapor and gases. Total estimated revenue includes all of the following: (1) the basic contract price, (2) contract options, and (3) change orders. Once contract performance is underway, the Company may experience changes in conditions, client requirements, specifications, designs, materials, and expectations regarding the period of performance. Such changes are “change orders” and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred if it is probable that costs will be recovered by changing the contract price. The Company does not incur pre-contract costs. Under the new revenue recognition guidance, the Company found no change in the manner product revenue is recognized. Provisions for estimated losses on uncompleted contracts are recorded in the period in which the losses are identified and included as additional loss. Provisions for estimated losses on contracts are shown separately as liabilities on the balance sheet, if significant, except in circumstances in which related costs are accumulated on the balance sheet, in which case the provisions are deducted from the accumulated costs. A provision as a liability is reported as a current liability.

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

Disaggregation of Revenue

Year ended December 31, 2024
Environmental Solutions

Sources of Revenue
Product sales	$3,218,400
Media sales	1,094,000
Total Revenue	$4,312,400

Year ended December 31, 2023
Environmental Solutions

Sources of Revenue
Product sales	$2,121,500
Media sales	778,100
Total Revenue	$2,899,600

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

The opening and closing balances of the Company’s accounts receivables, contract assets, and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts			Deferred	Deferred
	Receivable, net	Contract Assets	Contract Liabilities	Revenue (current)	Revenue (non-current)
Balance as of December 31, 2024	$591,000	$-	$1,129,600	$20,600	$-

Balance as of December 31, 2023	340,800	17,000	829,800	43,300	-

Increase (decrease)	$250,200	$(17,000)	$299,800	$(22,700)	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.5 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	December 31, 2024	December 31, 2023

Field and shop equipment	$397,600	$398,100
Vehicles	72,500	72,500
Furniture and office equipment	274,600	255,400
Leasehold improvements	36,200	36,200

	780,900	762,200
Less: accumulated depreciation and amortization	(736,900)	(728,600)
Property and equipment, net	$44,000	$33,600

Depreciation expense for the years ended December 31, 2024, and 2023 was $11,800 and $19,500, respectively. For the year ended December 31, 2024, and 2023, depreciation expense included in cost of goods sold was $7,700 and $19,500, respectively. For the year ended December 31, 2024, and 2023 depreciation expense included in selling, general and administrative expenses was $4,100 and $0, respectively.

The Company evaluated its fixed assets for impairment and determined that no impairment charges were incurred in fiscal years ended December 31, 2024 and 2023.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(669,300)	14,700
Trade name	54,900	(54,900)	-
	$781,400	$(766,700)	$14,700

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(666,100)	17,900
Trade name	54,900	(54,900)	-
	$781,400	$(763,500)	$17,900

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $3,200 and $2,700 for the years ended December 31, 2024, and 2023, respectively.

The Company performed an impairment analysis as of December 31, 2024 using the income approach. This analysis generally requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s December 31, 2024, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s December 31, 2024, Consolidated Balance Sheets. As of December 31, 2024, total right-of-use assets were approximately $126,200, and operating lease liabilities were approximately $145,400 respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the year ended December 31, 2024, the Company recognized approximately $83,600 in operating lease costs for right-of-use assets.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Years ended December 31,
	2024	2023

Cash paid for operating lease liabilities	$130,700	$88,300
Weighted-average remaining lease term	20 months	44 months
Weighted-average discount rate	10%	10%

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	December 31,	December 31,
	2024	2023

Accrued compensation and related taxes	$128,000	$89,000
Accrued interest	4,276,400	3,396,700
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	58,000	51,000
Other	144,300	72,600
Total Accrued Liabilities	$4,756,700	$3,759,300

NOTE 8 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	December 31,	December 31,
	2024	2023

Revenue recognized	$-	$621,800
Less: billings to date	-	(604,800)

Contract assets	-	17,000

Billings to date	3,481,700	2,262,000
Revenue recognized	(2,352,100)	(1,432,200)

Contract liabilities	$1,129,600	$829,800

NOTE 9 – INVESTMENT IN PARAGON WASTE SOLUTIONS LLC

Paragon Waste Solutions LLC

Since its inception through December 31, 2024, we have provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is that we will provide the funding as an advance against future earnings distributions made by PWS.

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

On June 30, 2023, the Company exchanged its interest in PSMW in exchange for a 2% interest in Amlon Holdings when PSWM was acquired by Amlon Holdings.

NOTE 10 – DEBT

Debt as of December 31, 2024, and 2023 was comprised of the following:

	December 31,	December 31,
	2024	2023
SHORT TERM NOTES

Secured short term note payable dated October 13, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $6,400 and was recorded as interest. A fee of 40,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 80,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduction and a fixed amount of penalty shares in 2018, as issuable under the terms of this agreement. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	100,000	100,000

Secured short term note payable dated November 6, 2017 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $400 shall be due and owing accruing on the first day of the week. The total one-time fee paid was $7,400 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of CoronaLux units and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, however, the debt holder agreed to a reduced and fixed amount of penalty shares during 2018. No additional shares will be issued by the Company. The reduction of penalty shares was accounted for as debt extinguishment and a gain was recorded in 2018. No interest accrues on the unpaid balance.	125,000	125,000

Note payable dated November 20, 2017, interest at 30% per annum, principal and accrued interest due on or before February 28, 2018. The note is unsecured. During 2018, a verbal agreement was made to allow month-to-month extension of the due date as long as interest payments were made monthly. The Company made interest payments totaling $84,100 of which $37,726 of interest and principal reduction of $1,900 was paid by the issuance of 140,000 shares of common stock during 2018 and the note holder has continued to extend the due date. Unpaid interest at December 31, 2024 is approximately $554,800.	298,100	298,100

Secured short term note payable dated February 1, 2019 with principal and interest due 90 days from issuance. The note requires a one-time fee in the amount of $15,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $1,500 shall be due and owing accruing on the first day of the week. The total one-time fee totals $30,000 and was recorded as interest. A fee of 50,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 4 through 6, and a fee of 100,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all PelleChar products and a personal guarantee of an officer of the Company. The penalty period for shares to be issued has been reached, and the maximum agreed common shares have been accrued, and has been recorded as interest expense in prior periods. Unpaid one-time fees at December 31, 2024 is approximately $30,000.	500,000	500,000

Secured short term note payable dated July 2, 2019 with principal and interest due 60 days from issuance. The note requires a one-time issuance of 500,000 options, which the company recorded the fair value of $37,300 as debt discount, amortized over the life of the note. The note accrues interest at 12% annually. The note is past due as the date of this filing. The Company has not received notice from the lender and continue to accrue interest. For the year ended December 31, 2024, the Company recorded interest expense of $12,000. Unpaid interest at December 31, 2024 is approximately $66,100.	100,000	100,000

Secured short term note payable dated July 18, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $5,000 to compensate for the first two weeks of the term and each week thereafter (weeks 3-12) a fee of $500 shall be due and owing accruing on the first day of the week and was recorded as interest. A fee of 15,000 shares of restricted common stock shall be issued as a penalty for each month or prorated for any two-week portion of any month the note is outstanding past the original maturity date for months 3 through 6, and a fee of 30,000 shares of restricted common stock shall be issued to lender for each month or prorated for each two-week portion of any month the note is outstanding past the original maturity date beginning in month 7 until paid in full. The note is secured by the future sale of any and all MV Technology, LLC products. The penalty period for shares to be issued has been reached, and the maximum agreed common shares have been accrued, and has been recorded as interest expense in prior periods. Unpaid interest at December 31, 2024 is approximately $10,000.	150,000	150,000

Secured short term note payable dated October 17, 2019 with principal and interest due 6 months from issuance. On April 24, 2020, this note was extended to October 15, 2020. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $13,000 as debt discount, amortized over the life of the note. The note extension requires a one-time issuance of 200,000 common shares of the Company upon the extended maturity date of the note, which the company recorded the fair value of $20,000 as debt discount, amortized over the life of the note. On November 3, 2020, this note was extended to October 15, 2021. The note is past due as the date of this filing. The note accrues interest at 15% annually. For the year ended December 31, 2024, the Company recorded interest expense of $45,100. Unpaid interest at December 31, 2024 is approximately $234,600.	300,000	300,000

Secured short term note payable dated December 14, 2019 with principal and interest due 6 months from issuance. The note requires a one-time issuance of 250,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $16,300 as debt discount, amortized over the life of the note. The note accrues interest at 15% annually. The note is past due as the date of this filing. For the year ended December 31, 2023, the Company recorded interest expense of $67,700. Unpaid interest at December 31, 2024 is approximately $341,000.	450,000	450,000

Secured short term note payable dated March 16, 2020, maturing on March 15, 2021. The note bears annual simple interest, at a rate of 14%, and matures on March 15, 2021. The Lender receives a one-time option grant to purchase 60,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, with payment of principal and interest. These options were value at approximately $3,500, and are recorded as debt discount, and amortized over the life of the loan. The note is past due as the date of this filing. For the year ended December 31, 2024, the Company recorded interest expense of $14,000. Unpaid interest at December 31, 2024 is approximately $67,200.	100,000	100,000

Secured short term note payable dated March 17, 2020, maturing on March 16, 2021. The note bears annual simple interest, at a rate of 14%. The Lender receives a one-time option grant to purchase 30,000 shares of the Company’s common stock for $0.10 per share for a period of 3 years from grant date, on the maturity date, on the maturity date, with payment of principal and interest. These options were value at approximately $2,000, and are recorded as debt discount, and amortized over the life of the loan. The note is past due as the date of this filing. For the year ended December 31, 2024, the Company recorded interest expense of $7,000. Unpaid interest at December 31, 2024 is approximately $33,600.	50,000	50,000

Secured short term note payable dated July 8, 2020, maturing on December 7, 2020, bearing annual simple interest at a rate of 15%. The note requires a one-time issuance of 200,000 common shares of the Company upon the maturity date of the note, which the company recorded the fair value of $11,300 as debt discount, amortized over the life of the note. The note is past due as the date of this filing. For the year ended December 31 2024, the Company recorded interest expense of $33,100. Unpaid interest at December 31, 2024 is approximately $148,000	220,000	220,000

Unsecured short term note payable dated August 18, 2020, maturing on November 17, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For theyear ended December 31, 2024, the Company recorded interest expense of $18,000. Unpaid interest at December 31, 2024 is approximately $78,700.	120,000	120,000

Secured short term note payable dated September 3, 2020, maturing on December 4, 2020, bearing annual simple interest at a rate of 15%. The note is past due as the date of this filing. For the year ended December 31, 2024, the Company recorded interest expense of $42,100. Unpaid interest at December 31, 2024 is approximately $181,800.	280,000	280,000

A secured note payable of $500,000 dated August 15, 2022, secured by net revenue from sale of any and all MV Technology products, bearomg interest at an annual rate of 10% simple interest and matures on August 15, 2023. Monthly payments of $25,000 a month on the last day of the third month and continue in months four and five. At the end of the sixth month monthly payments in the amount of $50,000 and continue until the end month twelve at which time all outstanding principal and interest shall be due. For the year ended December 31, 2023 the Company recorded interest expense of $50,100. Unpaid interest at December 31, 2024 was approximately $118,900.	500,000	500,000

An unsecured note of $100,000 payable, dated July 20, 2022, interest at an annual rate of 8% payable on or before July 19, 2023. For the year ended December 31, 2024 the Company recorded interest expense of $8,000. Unpaid interest at December 31, 2024 was approximately $19,600.	100,000	100,000

An secured note of $350,000 payable, dated January 20, 2023, interest at an annual rate of 8% payable on or before October 18, 2023. For the year ended December 31, 2024 the Company recorded interest expense of $28,100. Unpaid interest at December 31, 2024 was approximately $54,500.	350,000	350,000

An secured note of $300,000 payable, dated March 10, 2023, interest at an annual rate of 8% payable on or before December 10, 2023. For the year ended December 31, 2024 the Company recorded interest expense of $24,100. Unpaid interest at December 31, 2024 was approximately $43,500.	300,000	300,000

An secured note of $200,000 payable, dated May 16, 2023, interest at an annual rate of 8% payable on or before December 10, 2023. For the year ended December 31, 2024 the Company recorded interest expense of $16,000. Unpaid interest at December 31, 2024 was approximately $25,900.	200,000	200,000

An secured note of $150,000 payable, dated January 31, 2024, interest at an annual rate of 8% payable on or before January 30, 2025. For the year ended December 31, 2024 the Company recorded interest expense of $11,000. Unpaid interest at December 31, 2024 was approximately $11,000.	150,000	-

An secured note of $30,000 payable, dated March 27, 2024, interest at an annual rate of 8% payable on or before May 31, 2024. For the year ended December 31, 2024 the Company recorded interest expense of $1,800. Unpaid interest at December 31, 2024 was approximately $1,800.	30,000	-

An secured note of $200,000 payable, dated April 12, 2024, interest at an annual rate of 8% payable on or before April 11, 2025. For the year ended December 31, 2024 the Company recorded interest expense of $11,500. Unpaid interest at December 31, 2024 was approximately $11,500.	200,000	-

An secured note of $150,000 payable, dated August 10, 2024, interest at an annual rate of 8% payable on or before August 9, 2025. For the year ended December 31, 2024 the Company recorded interest expense of $4,700. Unpaid interest at December 31, 2024 was approximately $4,700.	150,000	-

An secured note of $75,000 payable, dated August 9, 2024, interest at an annual rate of 8% payable on or before August 8, 2025. For the year ended December 31, 2024 the Company recorded interest expense of $2,400. Unpaid interest at December 31, 2024 was approximately $2,400.	75,000	-

An secured note of $300,000 payable, dated October 9, 2024, interest at an annual rate of 8% payable on or before October 8, 2025. For the year ended December 31, 2024 the Company recorded interest expense of $5,500. Unpaid interest at December 31, 2024 was approximately $0.	300,000	-

An secured note of $100,000 payable, dated October 30, 2024, interest at an annual rate of 8% payable on or before October 29, 2025. For the year ended December 31, 2024 the Company recorded interest expense of $1,400. Unpaid interest at December 31, 2024 was approximately $1,400.	100,000	-

Total Short-term notes	$5,248,100	$4,243,100

Secured short term note payable dated August 21, 2019 with principal and interest due 60 days from issuance. The note requires a one-time fee in the amount of $4,150 to compensate for the first two weeks of the term and each week thereafter (weeks 3-8) a fee of $415 shall be due and owing accruing on the first day of the week, after which the fee is $600 per week, which is recorded as interest expense. The note is from a family member of the CEO, and thus classified as a related party note. For the year ended December 31, 2024, the Company recorded interest expense of $28,800. Unpaid interest as of December 31, 2024 is approximately $94,600.	125,000	125,000

Total short-term notes - related party	$125,000	$125,000

Convertible notes payable, interest at 8% per annum, unpaid principal and interest maturing 3 years from note date between August 2018 and October 2019, convertible into common stock at the option of the lenders at a rate of $0.70 per share; one convertible note for $250,000 has a personal guarantee of an officer of the Company. The notes that matured in August 2018, were subsequently extended by one year to August 2019, all other terms remained the same. The note that matured November 2018 was subsequently extended to May 2019 and the interest rate increased to 13% per annum. No default notice has been received from the noteholders. For the year ended December 31, 2024, the Company recorded interest expense of $141,300. Unpaid interest at December 31, 2024 is approximately $981,900.	$1,605,000	$1,605,000

Total convertible notes	1,605,000	1,605,000
Less: current portion	(1,605,000)	(1,605,000)
Long term convertible notes, including debt discount	$-	$-

LONG TERM NOTES

Note payable dated July 13, 2018, interest at 20% per annum, and matures on July 13, 2021. No monthly payments are due for the first six months, commencing in month seven, principal and accrued interest will be amortized and payable over the remaining 30 months. Monthly payments of principal and accrued interest did not commence in 2019. The note is secured by all assets of SEM and personally guaranteed by an officer of the Company. A fee of 200,000 shares of restricted common stock was issuable at the time of funding. During the year ended December 31, 2018, the Company recorded 200,000 shares of its common stock as issuable under the terms of this agreement. The shares were valued at $44,000 recorded as debt discount. For the year ended December 31, 2024, the Company recorded interest expense of $100,300. Unpaid interest at December 31, 2024 was approximately $647,200.	$500,000	$500,000

Note payable dated January 19, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2024, the Company recorded interest expense of $12,000 Unpaid interest at December 31, 2024 was approximately $47,400	150,000	150,000

Note payable dated February 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2024, the Company recorded interest expense of $40,100. Unpaid interest at December 31, 2024 was approximately $156,500.	500,000	500,000

Note payable dated May 25, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2024, the Company recorded interest expense of $14,800. Unpaid interest at December 31, 2024 was approximately $53,400.	185,000	185,000

Note payable dated August 5, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2024, the Company recorded interest expense of $40,100. Unpaid interest at December 31, 2024 was approximately $136,000.	500,000	500,000

Note payable dated November 2, 2021, interest at an annual rate of 8% simple interest and matures on January 18, 2026. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC., in accordance with the note’s provisions. For the year ended December 31, 2024, the Company recorded interest expense of $20,100. Unpaid interest at December 31, 2024 was approximately $63,300.	250,000	250,000

Note payable of $250,000 dated February 11, 2022, interest at an annual rate of 8% simple interest and matures on February 10, 2027. This note is included as part of a series of anticipated notes, all of which will be converted into common equity of Paragon Waste Services, LLC. (Note 1), in accordance with the note’s provisions. For the year ended December 31, 2024, the Company recorded interest expense of $20,100. Unpaid interest at December 31, 2024 was approximately $57,300.	250,000	250,000

Other short-term leases	9,500	18,700

Total long-term notes and capital lease obligations	2,344,500	2,353,700
Less: current portion	(506,500)	(509,800)
Long-term notes and capital lease obligations, long-term, including debt discount	$1,838,000	$1,843,900

Debt maturities as of December 31, 2024, are as follows, which does not include past due amounts:

Year Ending December 31,

2025	506,500
2026	1,588,000
2027	250,000
2028	-
2029
Thereafter	-

$2,344,500

NOTE 11 – RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE

Notes payable and accrued interest, related parties

Notes payable (See Note 10), and accrued interest due to certain related parties as of December 31, 2024, and 2023 are as follows:

	December 31,	December 31,
	2024	2023

Short term notes	$125,000	$125,000
Accrued interest	95,100	76,400
Total short-term notes and accrued interest - Related parties	$220,100	$201,400

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

Future commitments under non-cancellable operating leases with terms longer than one year for office and warehouse space as of December 31, 2024, are as follows:

Years Ending December 31,
2025	$93,600
2026	64,000
2027	-
2028	-
2029	-
Thereafter	-
$157,600

For the years ended December 31, 2024, and 2023, rent expense, including prorated charges and net of sub-lease income, was $83,600 and $83,600, respectively.

NOTE 13 – EQUITY TRANSACTIONS

2024 Equity Transactions

During the year ended December 31, 2024, no new common stock equity transactions have occurred.

During the year ended December 31, 2024, 4 million shares of preferred stock of the company were issued in exchange for a consulting agreement. These preferred shares have 15-1 voting rights compared to common shares. These preferred shares are convertible to 3.6 million common shares, only after a shareholder vote occurs to expand the authorized shares of common stock. The preferred shares were valued at $144,000, and were fully earned and expense recognized at the time of issue.

2023 Equity Transactions

During the year ended December 31, 2023, no new equity transactions have occurred.

Non-controlling Interest

The non-controlling interest presented in our condensed consolidated financial statements reflects a 46% non-controlling equity interest in PWS, and 49% non-controlling equity interest in PelleChar. Net losses attributable to non-controlling interest, as reported on our condensed consolidated statements of operations, represents the net loss of each entity attributable to the non-controlling equity interest. The non-controlling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet.

NOTE 14 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

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

A summary of stock option activity for the year ended December 31, 2024, and 2023 is presented as follows:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of December 31, 2022	$0.65	1,090,000	1.55	$0.04	$-

Granted	-	-		-
Exercised	-	-		-
Cancelled/expired	0.10	(90,000)		0.06

Balance as of December 31, 2023	$0.65	1,000,000	0.67	$0.04	$-

Granted	-	-		-
Exercised	-	-		-
Cancelled/expired	0.70	(250,000)		0.04

Balance as of December 31, 2024	$0.70	750,000	0.80	$0.04	$-

Vested and exercisable as of December 31, 2024	$0.70	750,000	0.80	$0.04	$-

For the years ended December 31, 2024, and 2023, we recorded stock-based compensation awarded to employees of $0. The Company recorded $144,000 of stock-based compensation relating to preferred shares issued in connection with a consulting contract.

As of December 31, 2024, there was no unrecognized compensation cost related to non-vested stock options.

Employee Benefit Plan

The Company has a defined contribution 401(k) plan that covers substantially all employees. Additionally, at the discretion of management, the Company may make contributions to eligible participants, as defined. During the years ended December 31, 2024, and 2023, we made no contributions in each year.

NOTE 15 – NET EARNINGS (LOSS) PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For years ended December 31, 2024 and 2023, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following:

	Years ended December 31,
	2024	2023
Options	750,000	1,000,000
Convertible preferred shares (net common issuable)	3,600,000	-
Convertible notes payable, including accrued interest	3,695,500	3,443,000
	8,045,500	4,443,000

NOTE 16 – DISCONTINUED SEM OPERATIONS

On January 1, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue the then-current media production operations of the Company’s wholly owned subsidiary, SEM, LLC. For the years ended December 31, 2024 and 2023, all media production operations from SEM have been reported as discontinued operations. Management intends to use the SEM entity for the delivery of biochar kilns to Biochar Now and, further, to commence SEER’s own biochar production in Texas under a joint venture license from Biochar Now.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	December 31,	December 31,
	2024	2023

ASSETS
Property and equipment, net	$-	54,300
Total Assets held for sale	$-	$54,300

LIABILITIES
Accounts payable	$24,500	25,700
Accrued liabilities	10,000	10,000
Current portion of long-term debt	-	7,200
Total current liabilities	34,500	42,900

Long-term debt	-	-
Total liabilities held for sale	$34,500	$42,900

Major classes of line items constituting pretax income on discontinued operations:

	For the years ended December 31,
	2024	2023

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	(15,900)
Salaries and related expenses	-	-
Other income	-	175,600
Gain on sale of assets held for sale	3,700	-
Total income	3,700	159,700

Operating income	3,700	159,700
Income tax benefit	-	-

Total income from discontinued operations	$3,700	$159,700

NOTE 17 - SEGMENT INFORMATION AND MAJOR SEGMENT CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar,	Environmental Solutions
PWS	Solid Waste

The composition of our reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information as of December 31, 2024, and 2023 and for the years then ended is as follows:

Years Ended December 31,

2024	Environmental	Solid
	Solutions (2)	Waste	Corporate	Total

Revenue	$4,312,400	$-	$-	$4,312,400
Depreciation and amortization (1)	10,900	-	4,100	15,000
Interest expense	900	-	931,200	932,100
Stock-based compensation	-	-	144,000	144,000
Net income (loss) attributable to SEER common stockholders	620,500	3,700	(2,426,900)	(1,802,700)
Capital expenditures (cash and
noncash)	19,200	-	3,500	22,700
Total assets	$1,157,300	$-	$300,400	$1,457,700

2023	Environmental	Solid
	Solutions (2)	Waste	Corporate	Total

Revenue	$2,899,600	$-	$-	$2,899,600
Depreciation and amortization (1)	22,300	-	300	22,600
Impairment - investments	-	-	182,200	182,200
Interest expense	900	-	876,200	877,100
Net income (loss) attributable to SEER common stockholders	105,100	7,700	(2,485,600)	(2,372,800)
Capital expenditures (cash and
noncash)	14,900	-	-	14,900
Total assets (1)	$517,600	$-	$333,400	$851,000

(1)	Includes depreciation of property, equipment and leasehold improvement and amortization of intangibles.
(2)	Includes discontinued operations of SEM.

NOTE 18 - INCOME TAXES

As of December 31, 2024, we estimate we will have net operating loss carryforwards available to offset future federal income tax of approximately $26.5 million. These carryforwards will expire between the years 2029 through 2038. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

The non-current deferred tax asset is summarized below:

	2024	2023

Deferred tax assets
Net operating loss carry forwards	$7,340,000	$6,800,000
Intangible and fixed assets	-	5,000
Other	-	15,000
Total deferred tax assets	7,340,000	6,820,000

Deferred tax liabilities
Depreciation and amortization	-	-
Valuation allowance	(7,340,000)	(6,820,000)
Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 21% for December 31, 2024 and 2023, as follows:

	2024	2023

Income tax benefit	$520,000	$500,000
Non-deducible items	-	(2,000)
State and other benefits included in valuation	-	(7,000)
Provision to return adjustments	-	-
Impairment of intangible assets	-	-
Impairment of investment	-	(38,000)
Exclusion of income (losses) of pass-through entity	-	(3,000)
Other	-	-
Change in valuation allowance	(520,000)	(450,000)
Income tax benefit	$-	$-

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

NOTE 20 – SUBSEQUENT EVENTS

In December, 2024, our Board of Directors acted by written consent in lieu of a meeting, to adopt and approve an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 70,000,000 common shares with a par value of $0.001 to 320,000,000 common shares with a par value of $0.001(a net increase of 250,000,000 common shares). A SEC form Pre-14C was filed with the Securities and Exchange Commission on January 28, 2025, and after the required waiting period, the Company a SEC Form Def-14C on February 14, 2025, effecting the increase in authorized shares of the Company. An Amendment to the Company’s Articles of Incorporation increasing the authorized number of common shares was filed with Nevada Secretary of State on February 18, 2025.

On February 28, 2025, and in accordance with the terms and condition of the Agreement, First Block, a beneficial owner of the company, converted 4,000,000 preferred shares into 3,600,000 shares of common stock and $225,000 of debt owed by the Company to First Block was forgiven and reclassed to additional paid in capital.

In April 2025, the Company received proceeds of $150,000 by issuing a secured short-term promissory note, bearing interest at a rate of 8% per annum, and maturing on June 20, 2025. The interest rate increases to 12% after June 20, 2025, if not paid in full.

