Form 10-Q
period 2025-03-31
Strategic Environmental & Energy Resources, Inc.
filed 2025-06-17
CIK 1576197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 16, 2025, the Registrant had 68,688,575 shares outstanding of its $.001 par value common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$11,400	$537,100
Accounts receivable, net of allowance for credit losses of $24,200 and $24,200, respectively	992,700	591,000
Inventory	2,100	2,100
Contract assets	21,500	-
Prepaid expenses and other current assets	317,400	102,600
Assets held for sale	-	-
Total Current Assets	1,345,100	1,232,800

Property and equipment, net	41,900	44,000
Intangible Assets, net	14,100	14,700
Right of use assets	114,600	126,200
Other assets	40,000	40,000

TOTAL ASSETS	$1,555,700	$1,457,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,463,200	$905,000
Accrued liabilities	4,975,000	4,756,700
Contract liabilities	1,149,400	1,129,600
Deferred revenue	20,600	20,600
Short term notes	4,771,600	5,248,100
Short term notes and accrued interest - related party	227,400	220,100
Convertible notes	1,605,000	1,605,000
Current portion of long-term debt and finance lease obligations	505,700	506,500
Current portion of lease liabilities	72,500	72,500
Liabilities held for sale	34,500	34,500
Total Current Liabilities	14,824,900	14,498,600

Lease liabilities net of current portion	60,000	72,900
Long term debt	1,836,500	1,838,000
Total Liabilities	16,721,400	16,409,500

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock; $.001 par value; 5,000,000 shares authorized; -0- shares issued	-	4,000
Common stock; $.001 par value; 320,000,000 shares authorized; 68,688,575 shares issued, issuable* and outstanding March 31, 2025 and 70,000,000 shares authorized on December 31, 2024	68,700	65,100
Common stock issuable	25,000	25,000
Additional paid-in capital	23,347,800	23,113,800
Stock Subscription receivable	(25,000)	(25,000)
Accumulated deficit	(36,627,300)	(36,180,700)
Total stockholders’ deficit	(13,210,800)	(12,997,800)
Non-controlling interest	(1,954,900)	(1,954,000)
Total Deficit	(15,165,700)	(14,951,800)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,555,700	$1,457,700

*	These numbers are derived from the audited financial statements for the year ended December 31, 2024.
**	Includes 2,785,000 shares issuable at March 31, 2025 and December 31, 2024, per terms of note agreements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Products	$1,054,600	$989,800
Total revenue	1,054,600	989,800

Operating expenses:
Products costs	723,700	715,300
General and administrative expenses	226,300	206,200
Salaries and related expenses	305,000	323,200
Total operating expenses	1,255,000	1,244,700

Loss from operations	(200,400)	(254,900)

Other income (expense):
Interest expense	(247,100)	(221,900)
Other income (expense)	-	120,000
Total non-operating expense, net	(247,100)	(101,900)

Loss from continuing operations	(447,500)	(356,800)

Income from discontinued operations, net of tax	-	3,700

Net Loss	(447,500)	(353,100)

Net income (loss) attributable to non-controlling interest	(900)	(900)

Net Loss attributable to SEER common stockholders	$(446,600)	$(352,200)

Basic earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	$(0.01)	$(0.01)
Income from discontinued operations, per share	-	0.00
Net Loss per share, basic	$(0.01)	$(0.01)

Fully diluted earnings per share attributable to SEER common stockholders
Loss from continuing operations, per share	(0.01)	(0.01)
Income from discontinued operations, per share	-	0.00
Net Loss per share, basic	$(0.01)	$(0.01)

Weighted average shares outstanding – basic	66,368,575	65,088,575
Weighted average shares outstanding – diluted	66,368,575	65,088,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2024	4,000,000	4,000	65,088,600	65,100	23,113,800	25,000	(25,000)	(36,180,700)	(1,954,000)	(14,951,800)

Conversion of preferred stock to common	(4,000,000)	(4,000)	3,600,000	3,600	234,000	-	-	-	-	233,600

Net income (loss)	-	-	-	-	-	-	-	(446,600)	(900)	(447,500)

Balances at March 31, 2025	-	-	68,688,600	68,700	23,347,800	25,000	(25,000)	(36,627,300)	(1,954,900)	(15,165,700)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Stock Subscription	Accumulated	Non-controller	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Receivable	Deficit	Interest	Deficit

Balances at December 31, 2023	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,377,900)	(1,949,500)	(13,288,500)

Net income (loss)	-	-	-	-	-	-	-	(352,200)	(900)	(353,100)

Balances at March 31, 2024	-	-	65,088,600	65,100	22,973,800	25,000	(25,000)	(34,730,100)	(1,950,400)	(13,641,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Loss from continuing operations	$(447,500)	$(356,800)
Income (loss) from discontinued operations	-	3,700
Net Loss	(447,500)	(353,100)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,500	3,500
Gain on sale of fixed assets	-	(4,800)
Changes in operating assets and liabilities:
Accounts receivable	(401,700)	(75,600)
Contract assets	(21,500)	(40,300)
Inventory	-	14,700
Prepaid expenses and other assets	(151,000)	(28,200)
Accounts payable, accrued liabilities, and customer deposits	790,100	628,700
Contract liabilities	19,800	(262,500)
Deferred revenue	-	(22,400)
Assets and liabilities held for sale	-	(42,900)

Net cash used in operating activities	(208,300)	(182,900)
Cash flows from investing activities:
Purchase of property and equipment	(800)	(1,700)
Proceeds from the sale of fixed assets held for sale	-	59,500
Net cash (used) provided by investing activities	(800)	57,800
Cash flows from financing activities:
Payments of notes and capital lease obligations	(328,600)	(17,100)
Proceeds from short-term and long-term debt	12,000	180,000

Net cash provided by financing activities	(316,600)	162,900
Net increase (decrease) in cash	(525,700)	37,800
Cash at the beginning of period	537,100	57,900
Cash at the end of period	$11,400	$95,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,600	$5,900
Financing of prepaid insurance premiums	$52,200	$37,400
Debt converted to common stock	$225,000	$-
Interest converted to common stock	$8,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has an accumulated deficit of approximately $36.6 million as of March 31, 2025, and for the three months ended March 31, 2025, we incurred a net loss from continuing operations of approximately $447,500. As of March 31, 2025, our current liabilities exceeded our current assets by approximately $13.5 million. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2025, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2025, the Company raised approximately $12,000 from the issuance of short-term and long-term debt, offset by payments of principal on short term notes of $0.3 million, for a net cash used by financing activities of approximately $0.3 million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions. Critical to achieving profitability will be the ability to license and or sell, permit and operate through the Company’s joint ventures. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on June 6, 2025, for the year ended December 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the forecasted cash flows used in the impairment testing of intangible assets. The carrying amount of intangible assets; valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; and the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

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

Research and development (“R&D”) costs are charged to expense as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. R&D expenses were $0 for both the three months ended March 31, 2025, and 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first in, first out basis and includes the following amounts:

	March 31, 2025	December 31, 2024
	(unaudited)	*
Finished goods	$2,100	$2,100
Total inventory	$2,100	$2,100

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

ASC 740 also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. During the three months ended March 31, 2025, and 2024 the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were recognized as of March 31, 2025, and 2024. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Disaggregation of Revenue (Unaudited)

Three months ended March 31, 2025
Environmental Solutions

Sources of Revenue
Product sales	$975,300
Media sales	79,300
Total Revenue	$1,054,600

Three months ended March 31, 2024
Environmental Solutions

Sources of Revenue
Product sales	$794,700
Media sales	195,100
Total Revenue	$989,800

Contract Balances

Where a performance obligation has been satisfied but not yet invoiced at the reporting date, a contract asset is recognized on the balance sheet. Where a performance obligation has not yet been satisfied but an invoice has been raised at the reporting date, a contract liability is recognized on the balance sheet.

The opening and closing balances of the Company’s accounts receivables and contract liabilities (current and non-current) are as follows:

			Contract Liabilities
	Accounts Receivable, net	Contract Assets	Contract Liabilities	Deferred Revenue (current)	Deferred Revenue (non-current)

Balance as of March 31, 2025	$992,700	$21,500	$1,149,400	$20,600	$-

Balance as of December 31, 2024	591,000	-	1,129,600	20,600	-

Increase (decrease)	$401,700	$21,500	$19,800	$-	$-

The majority of the Company’s revenue is generally invoiced on a weekly or monthly basis, and the payments are generally received within approximately 30-60 days. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance, including amounts that are refundable.

Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.9 million, of which the Company expects to recognize approximately 85% of this revenue over the next 12 months.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected term of one year or less and (ii) contracts for which the Company recognizes revenue at the amounts to which it has the right to invoice for services performed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

	March 31, 2025	December 31, 2024
	(unaudited)	*
Field and shop equipment	$397,600	$397,600
Vehicles	72,500	72,500
Furniture and office equipment	275,400	274,600
Leasehold improvements	36,200	36,200
	781,700	780,900
Less: accumulated depreciation and amortization	(739,800)	(736,900)
Property and equipment, net	$41,900	$44,000

Depreciation expense for both the three months ended March 31, 2025, and 2024 was $2,900. For the three months ended March 31, 2025, and 2024, depreciation expense included in cost of goods sold was $1,900 and $2,000, respectively. For the three months ended March 31, 2025, and 2024, depreciation expense included in selling, general and administrative expenses was $1,100 and $900, respectively.

NOTE 5 – INTANGIBLE ASSETS

	March 31, 2025 (unaudited)
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(669,900)	14,100
Trade name	54,900	(54,900)	-
	$781,400	$(767,300)	$14,100

	December 31, 2024*
	Gross carrying amount	Accumulated amortization	Net carrying value

Customer list	$42,500	$(42,500)	$-
Technology	684,000	(669,300)	14,700
Trade name	54,900	(54,900)	-
	$781,400	$(766,700)	$14,700

The estimated useful lives of the intangible assets range from seven to twenty years. Amortization expense was $600 for both the three months ended March 31, 2025, and 2024, respectively.

NOTE 6 – LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 to 8 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to month-to-month and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s March 31, 2025, Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Current portion of lease liabilities” and “Lease liabilities net of current portion” on the Company’s March 31, 2025, Consolidated Balance Sheets. As of March 31, 2025, total right-of-use assets and operating lease liabilities were approximately $114,600 and $132,500, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2025, the Company recognized approximately $11,600 in operating lease costs for right-of-use assets. As of March 31, 2025, the Company is in default of the office lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows (unaudited):

	Three months ended March 31,
	2025	2024

Cash paid for operating lease liabilities	$20,200	$22,300
Weighted-average remaining lease term	26 months	29 months
Weighted-average discount rate	10%	10%

Maturities of lease liabilities as of March 31, 2025 were as follows:
2025	$78,300
2026	64,000
2027	-
2028	-
2029	-
Thereafter	-
142,300
Less imputed interest	(9,800)
Total lease liabilities	132,500

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)	*
Accrued compensation and related taxes	$112,300	$128,000
Accrued interest	4,496,700	4,276,400
Accrued settlement/litigation claims	150,000	150,000
Warranty and defect claims	59,800	58,000
Other	156,200	144,300
Total Accrued Liabilities	$4,975,000	$4,756,700

NOTE 8 – UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	March 31,	December 31,
	2025	2024
	(unaudited)	*
Revenue recognized	$601,200	$-
Less: billings to date	(579,700)	-

Contract assets	21,500	-

Billings to date	3,763,400	3,481,700
Revenue recognized	(2,614,000)	(2,352,100)

Contract liabilities	$1,149,400	$1,129,600

NOTE 9 – INVESTMENTS

Paragon Waste Solutions LLC

Since its inception through March 31, 2025, the Company has provided approximately $6.4 million in funding to PWS for working capital and the further development and construction of various prototypes and commercial waste destruction units. No members of PWS have made capital contributions or other funding to PWS other than SEER. The intent of the operating agreement is to provide the funding as an advance against future earnings distributions made by PWS.

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

On June 30, 2023, the Company exchanged its interest in PSMW in exchange for a 2% interest in Amlon Holdings when PSWM was acquired by Amlon Holdings.

NOTE 10 – DEBT

Debt as of March 31, 2025 (unaudited), and December 31, 2024*, was comprised of the following:

	Short term notes		Convertible notes, unsecured	Current portion of long-term debt and capital lease obligations	Long term debt		Total

Balance December 31, 2024	$5,248,100		$1,605,000	$506,500	$1,838,000		$9,197,600
Increase in borrowing	64,200	(1)	-	-	-		64,200
Principal reductions	(315,700)		-	(800)	(1,500)		(318,000)
Principal converted to common stock	(225,000)		-	-	-		(225,000)
Long term debt to current	-		-	-	-		-
Amortization of debt discount	-		-	-	-		-
Balance March 31, 2025	$4,771,600	(2)	$1,605,000	$505,700	$1,836,500	(3)	$8,718,800

(1)	A) An unsecured note payable of $52,200, dated January 1, 2025, interest at an annual rate of 9.75% interest and is payable in ten payments ending in November of 2025. For the three months ended March 31, 2025, the Company recorded interest expense of $700. There was $0 accrued and unpaid interest as of March 31, 2025. B) A unsecured note payable of $12,000, dated February 21, 2025, interest at an annual rate of 8% simple interest and matured on March 21, 2025. For the three months ended March 31, 2025, the Company recorded interest expense of $100. There was $100 accrued and unpaid interest as of March 31, 2025.
(2)	The balance consists of $4,253,500 of secured notes, and $518,100 unsecured notes payable, of which $4,100,000 are in default.
(3)	Secured notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable and accrued interest due to certain related parties are as follows:

	March 31,	December 31,
	2025	2024
	(unaudited)	*
Short term notes	$125,000	$125,000
Accrued interest	102,400	95,100
Total short-term notes and accrued interest - Related parties	$227,400	$220,100

NOTE 12 – EQUITY TRANSACTIONS

2025 Common Stock Transactions

During the three months ended March 31, 2025, 4 million shares of preferred stock was converted into 3.6 million shares of common stock. As part of the transaction, $225,000 of debt was also contributed to paid in capital, as well as $8,600 in accrued interest on the debt.

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

NOTE 13 – CUSTOMER CONCENTRATIONS

The Company had sales from operations from two customers, for the three months ended March 31, 2025, and 2024 that surpassed the 10% threshold of total revenue, respectively. In total, these customers represented approximately 53% and 39% of our total sales, respectively. The concentration of the Company’s business with a relatively small number of customers may expose us to a material adverse effect if one or more of these large customers were to experience financial difficulty or were to cease being customers for non-financial related issues.

NOTE 14 – NET GAIN OR LOSS PER SHARE

Basic net gain or loss per share is computed by dividing net gain or loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net gain or loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For the three months ended March 31, 2025 and 2024, all potentially dilutive securities have been excluded from the diluted share calculations because they were anti-dilutive as a result of the net losses incurred for the respective period, or were dilutive, but the exercise prices were above the stock price for the entire period, deeming them not to be converted, or exercised during the period. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following (unaudited):

	Three months ended March 31,
	2025	2024
Options	625,000	1,000,000
Convertible notes payable, including accrued interest	3,745,200	3,544,000
	4,370,200	4,544,000

NOTE 15 – DISCONTINUED SEM OPERATIONS

On January 1, 2023, the Company’s board of directors, by unanimous consent, adopted a resolution to discontinue the then-current media production operations of the Company’s wholly owned subsidiary, SEM, LLC. For the unaudited three months ended March 31, 2025 and 2024, all media production operations from SEM have been reported as discontinued operations. Management intends to use the SEM entity for the delivery of biochar kilns to Biochar Now and, further, to commence SEER’s own biochar production in Texas under a joint venture license from Biochar Now.

The following table presents the assets and liabilities associated with the discontinued operations of SEM:

	March 31,	December 31,
	2025	2024
	(unaudited)	*
ASSETS
Property and equipment, net	$-	$-
Total Assets held for sale	$-	$-

LIABILITIES
Accounts payable	24,500	24,500
Accrued liabilities	10,000	10,000
Current portion of long-term debt	-	-
Total current liabilities	34,500	34,500

Long-term debt	-	-

Total liabilities held for sale	$34,500	$34,500

Major classes of line items constituting pretax income on discontinued operations (unaudited):

	For the three months ended
	March 31,
	2025	2024

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	-
Salaries and related expenses	-	-
Other income (expense)	-	-
Gain on sale of assets held for sale	-	3,700
Total income (expense)	-	3,700

Operating income (loss)	-	3,700
Income tax benefit	-	-

Total income (loss) from discontinued operations	$-	$3,700

NOTE 16 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company currently has identified two segments as follows:

MV, SEM, PelleChar	Environmental Solutions
PWS	Solid Waste

The composition of our current reportable segments is consistent with that used by our chief decision makers to evaluate performance and allocate resources. All of our operations are located in the U.S. The Company has not allocated corporate selling, general and administrative expenses, and stock-based compensation to the segments. All intercompany transactions have been eliminated.

Segment information for the (unaudited) three months ended March 31, 2025 and 2024 is as follows:

Three Months Ended March 31,

2025	Environmental	Solid
	Solutions	Waste	Corporate	Total

Revenue	$1,054,600	$-	$-	$1,054,600
Depreciation and amortization	1,900	-	1,600	3,500
Interest expense	100	-	247,000	247,100
Net income (loss) attributable to SEER common stockholders	181,400	800	(628,800)	(446,600)
Capital expenditures (cash and noncash)	-	-	800	800
Total assets	$1,245,800	$-	$309,900	$1,555,700

2024		Environmental	Solid
		Solutions	Waste	Corporate	Total

Revenue		$989,800	$-	$-	$989,800
Depreciation and amortization		2,800	-	700	3,500
Interest expense		-	-	221,900	221,900
Net income (loss) attributable to SEER common stockholders		59,300	-	(411,500)	(352,200)

Capital expenditures (cash and noncash)		-	-	1,700	1,700
Total assets	(1)	$589,800	$-	$409,200	$999,000

(1)	Segment information excludes the results of SEM media operations. SEM discontinued its media operations as of January 1, 2023, except net income (loss), of which SEM media operations is categorized as discontinued operations. (See Note 15)

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

PelleChar, LLC (“PelleChar”): (formed September 2018) owned 51% by SEER. PelleChar has secured third-party pellet manufacturing capabilities from one of the nation’s premier pellet manufacturers. Working closely with Biochar Now, LLC, PelleChar commenced sales in 2019 of its proprietary pellets containing the proven and superior Biochar Now product starting with the landscaping and big agriculture markets. At this time, PelleChar is the only company able to offer a soil amendment pellet containing the Biochar Now product that is produced using the patented pyrolytic process. PelleChar activity to date relates to promoting both domestic and international sales. Revenue and expenses of PelleChar were not material for the period ended March 31, 2025.

Joint Ventures

Eco SEER Saudi: On December 17, 2022, SEER and Eco Tadweer (“ET”), a business entity incorporated in the Kingdom of Saudi Arabia (“KSA”) entered into a joint venture with SEER owning a minority, non-controlling 49% interest in the joint venture. The purpose of the joint venture is to market and monetize SEER’s technologies in and around the KSA. While SEER is entitled to appoint one of three managers, ET is responsible for funding, operation and management of the joint venture. Eco SEER has had minimal operations as of March 31, 2025.

SEER’s Financial Condition and Liquidity

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $36.6 million as of March 31, 2025, and $34.7 million as of March 31, 2024. For the three months ended March 31, 2025, the Company incurred a net loss from continuing operations of approximately $0.4 million. The Company had a working capital deficit of approximately $13.5 million as of March 31, 2025. These factors raise substantial doubt about the ability of the Company to continue to operate as a going concern.

Realization of a major portion of the Company’s assets as of March 31, 2025, is dependent upon continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. For the three months ended March 31, 2025, the Company raised approximately $12,000 from the issuance of short-term, for a net cash used by financing activities of approximately ($0.3) million. In addition, the Company has undertaken a number of specific steps to continue to operate as a going concern. The Company continues to focus on developing organic growth in our operating companies and improving gross and net margins through increased attention to pricing, aggressive cost management and overhead reductions, including discontinuing the media production of SEM, a specific line of business with historically insufficient margins. The Company continues to own a small amount of equity in Biochar Now, LLC (less than 1%) which it intends to leverage or sell back. The Company has increased business development efforts to address opportunities identified in expanding markets attributable to increased interest in energy conservation and emission control regulations. In addition, the Company is evaluating various forms of financing which may be available to it. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

Results of Operations for the Three Months Ended March 31, 2025, and 2024

Total revenues were $1.1 million and $1.0 million for the three months ended March 31, 2025, and 2024, respectively. The increase of approximately $0.1 million, or 10% is attributable to our product revenue recognized over time using a measure of progress increasing, due to improved project progress and utilization.

Operating expenses, which include cost of products, general and administrative (G&A) expenses, and salaries and related expenses, were consistent at approximately $1,255,000 and $1,244,700 for the three months ended March 31, 2025 and 2024, respectively.

Total other income and expense was a net expense of approximately $0.2 million for the three months ended March 31, 2025 and approximately $0.1 million for the three months ended March 31, 2024. The majority of other income and expense is interest expense, which was consistent at $0.2 million for both the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2024, we also had approximately $0.1 million in other income, a result of selling equity units the Company owned in Biochar Now, LLC.

There is no provision for income taxes for both the three months ended March 31, 2025, and 2024, due to our net losses for both periods and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2025, and 2024.

Loss from continuing operations was consistent at approximately $0.4 million for the three months ended March 31, 2025 and 2024. The net loss attributable to SEER after deducting $900 for the non-controlling interest was approximately $0.4 million for both the three months ended March 31, 2025 and 2024.

Results of Discontinued Operations for the Three Months Ended March 31, 2025 and 2024

As of January 1, 2023, the Company abandoned its media production operations of its SEM subsidiary. All revenue and expenses of our SEM subsidiary for 2023 are classified as discontinued operations.

	For the three months ended
	March 31,
	2025	2024

Services revenue	$-	$-

Services costs	-	-
General and administrative expenses	-	-
Salaries and related expenses	-	-
Other income (expense)	-	-
Gain on sale of assets held for sale	-	3,700
Total income (expense)	-	3,700

Operating income (loss)	-	3,700
Income tax benefit	-	-

Total income (loss) from discontinued operations	$-	$3,700

There is no provision for income taxes for both the three months ended March 31, 2025, and 2024, due to our net loss carryforwards and we continue to maintain full allowances covering our net deferred tax benefits as of March 31, 2025 and 2024.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Three Monts Ended
	March 31,
	2025	2024

Operating activities	$(208,300)	$(182,900)
Investing activities	(800)	57,800
Financing activities	$(316,600)	$162,900

Operating Activities

The Company had net cash used by operating activities for the three months ended March 31, 2025 of $0.2 million, and for the three months ended March 31, 2024 of $0.2 million. Cash used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation and amortization of intangible assets, and gain on the sale of fixed assets. Net loss of $0.4 million for the three months ended March 31, 2025 was consistent with the three months ended March 31, 2024. Non-cash adjustments increased cash provided of $3,500 for the three months ended March 31, 2025, compared to cash used of $1,300 for the three months ended March 31, 2024.

In addition to the non-cash adjustments to net income, changes in assets and liabilities include:

a)	changes in accounts receivable used $0.4 million in the first three months of 2025, compared to using $0.1 million in the first three months of 2024,
b)	changes in contract liabilities provided $19,800 in the first three months of 2025, compared to using $0.3 million in the first three months of 2024,
c)	changes in accounts payable, accrued liabilities, and customer deposits provided $0.8 million in the first three months of 2025, compared to providing $0.6 million in the first three months of 2024,
d)	changes in prepaid expenses and other assets used $0.2 million in the first three months of 2025, compared to using $28,200 in the first three months of 2024.

Investing activities

Net cash used by investing activities was $800 for the three months ended March 31, 2025, compared to providing $57,800 for the three months ended March 31, 2024. The Company sold fixed assets held for sale during the three months ended March 31, 2024, collecting $59,500. Purchase of property and equipment during the three months ended March 31, 2025 and 2024 amounted to $800 and $1,700, respectively.

Financing Activities

Net cash used by financing activities was approximately $0.3 million for the three months ended March 31, 2025, compared to providing $0.2 million for the three months ended March 31, 2024. The Company’s financing activities for both periods consist of new borrowing, net of any principal payments made during the period.

Critical Accounting Policies, Judgments and Estimates

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the forecasted cash flows used in the impairment testing of intangible assets. The carrying amount of intangible assets; valuation allowances and reserves for receivables; revenue recognition related to contracts accounted for under the percentage of completion method; and the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $24,200 has been reserved as of both March 31, 2025, and December 31, 2024.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. Our customers operate primarily in the food, beverage, and agricultural space, as well as water treatment and landfill industries in the United States. Accordingly, we are affected by the economic conditions in these industries as well as general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2025, and December 31, 2024, we do not believe that we have significant credit risk.

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

Long-lived Assets

The Company evaluates the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairments were determined as of March 31, 2025.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of March 31, 2025. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, 4 million shares of preferred stock was converted into 3.6 million shares of common stock. As part of the transaction, $225,000 of debt was also extinguished, as well as $8,600 in accrued interest on the debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $500,000 secured short-term note issued on February 1, 2019, was past due as of March 31, 2025. We have accrued 100,000 shares of Company stock per month, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. No further share accrual is being made. A total of 1,850,000 penalty shares are accrued, and due on demand, in accordance with this borrowing. Unpaid interest is approximately $30,000 as of the date of this report.

The $100,000 secured short-term note issued on July 2, 2019, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 12% per annum, which is a total of approximately $69,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on July 18, 2019, was past due as of March 31, 2025. We have accrued 15,000 shares of Company stock per month, which increased to 30,000 shares of common stock per month beginning March 16, 2020, recorded as interest, as penalty shares per agreement with the lender, until paid, through December 31, 2020, in accordance with a verbal agreement with the lender. A total of 360,000 penalty shares are accrued and due on demand, in accordance with this borrowing. Unpaid interest is approximately $10,000 as of the date of this report.

The $300,000 secured short-term note issued on October 17, 2019, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $245,700 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $450,000 secured short-term note issued on December 14, 2019, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $357,700 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on March 16, 2020, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $70,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $50,000 secured short-term note issued on March 17, 2020, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 14% per annum, which is a total of approximately $35,300 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $220,000 secured short-term note issued on July 8, 2020, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $156,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $120,000 secured short-term note issued on August 18, 2020, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $83,100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $280,000 secured short-term note issued on September 3, 2020, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 15% per annum, which is a total of approximately $192,200 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured short-term note issued on August 15, 2022, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $131,200 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $100,000 secured short-term note issued on July 20, 2022, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 10% per annum, which is a total of approximately $21,600 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $500,000 secured long-term note issued on July 13, 2018, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 20% per annum, which is a total of approximately $671,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $350,000 secured short-term note issued on January 20, 2023, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $61,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $300,000 secured short-term note issued on March 10, 2023, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $49,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $200,000 secured short-term note issued on May 16, 2023, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $29,800 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $150,000 secured short-term note issued on January 31, 2024, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $14,000 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $30,000 secured short-term note issued on March 27, 2024, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $2,400 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $200,000 secured short-term note issued on April 12, 2024, was past due as of April 11, 2025, before the date of the filing of this report. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $15,500 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

The $12,000 secured short-term note issued on February 21, 2025, was past due as of March 31, 2025. We are continuing to accrue interest at the stated rate of 8% per annum, which is a total of approximately $100 as of the date of this report, until the loan is paid in full, or an extension agreement is reached with the lender. We are in on-going discussions with our lenders regarding the terms and conditions of the respective loans. Although we have not obtained a written waiver(s) or entered into an amendment(s) formally extending or revising debt terms in all instances, the lenders, most of whom are also shareholders, have and are continuing to cooperate with the company in order to resolve the matters in the best interest of all parties.

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

Dated: June 17, 2025	STRATEGIC ENVIRONMENTAL & ENERGY RESOURCES, INC.

	By	/s/ J. John Combs III
J. John Combs III
Chief Executive Officer with Responsibility to sign on behalf of Registrant as a duly authorized officer and principal executive officer

	By	/s/ Clark Knopik
Clark Knopik
Interim Chief Financial Officer with responsibility to sign on behalf of Registrant as a duly authorized officer and principal financial officer

